Form 10-Q
period 2007-06-30
Tiger Growth CORP
filed 2007-08-20
CIK 1368195

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 2007

	OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____________ to ____________


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

       At August 14, 2007, there were 1,281,500 shares of Registrant's ordinary shares outstanding.

                              GENERAL INDEX
                                                                 Page
                                                                Number
-----------------------------------------------------------------------

                                 PART I.
                          FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.................................    3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................    9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK........................................    10

ITEM 4.  CONTROLS AND PROCEDURES..............................    11


                                PART II.
                           OTHER INFORMATION

ITEM 1A. RISK FACTORS.........................................    11

ITEM 6.  EXHIBITS.............................................    11

SIGNATURES....................................................    12

EXHIBITS:

   EXHIBIT 31: SARBANES-OXLEY SECTION 302 CERTIFICATION.......    13

   EXHIBIT 32: SARBANES-OXLEY SECTION 906 CERTIFICATION.......    14

                    PART I  -  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

                        Tiger Growth Corporation
                     (A Development Stage Company)
                        Condensed Balance Sheets

                                             June 30       December 31,
                                               2007            2006
                                           ------------    ------------
                                            (Unaudited)      (Audited)
                ASSETS

CURRENT ASSETS
  Cash                                     $     28,444    $     35,972
                                           ------------    ------------
        Total assets                       $     28,444    $     35,972
                                           ============    ============

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to Affiliate                     $      7,108    $      6,754
  Accounts payable                                3,990           7,730
                                           ------------    ------------
        Total current liabilities                11,098          14,484
                                           ------------    ------------

Commitments and Contingencies (Note 7)               --              --
                                           ------------    ------------

SHAREHOLDERS' EQUITY

  Preference shares, $0.001 par value,
    1,000,000 shares authorized, none
    issued and outstanding                           --              --
  Ordinary shares, $.0001 par value;
    50,000,000 shares authorized;
    1,281,500 shares issued and
    outstanding at June 30 and
    December 31, respectively                     1,282           1,282
  Additional paid in capital                     46,068          46,068
  Deficit accumulated during
    development stage                           (30,004)        (25,862)
                                           ------------    ------------
         Total shareholders' equity              17,346          21,488
                                           ------------    ------------
         Total liabilities and
         shareholders' equity              $     28,444    $     35,972
                                           ============    ============


      See accompanying notes to condensed financial statements.

                      Tiger Growth Corporation
                   (A Development Stage Company)
                Condensed Statements of Operations
                           (Unaudited)

                                                                                     Cumulative During
                                                             Period of inception     Development Stage
                                        Six Months Ended       (March 10, 2006)      March 10, 2006 to
                                         June 30, 2007      through June 30, 2006      June 30, 2007)
                                     ---------------------  ---------------------   --------------------
Revenues                                $             --       $             --        $            --
                                        ----------------       ----------------        ---------------
Expenses
  General and Administrative
    Expenses                                       4,232                 13,665                 30,606
                                        ----------------       ----------------        ---------------
           Total operating expenses                4,232                 13,665                 30,606
                                        ----------------       ----------------        ---------------

           Operating loss                         (4,232)               (13,665)               (30,606)
                                        ----------------       ----------------        ---------------

Other Income
  Interest Income                                     90                     --                    602
                                        ----------------       ----------------        ---------------
  Total Other Income                                  90                     --                    602
                                        ----------------       ----------------        ---------------

            Net loss                    $         (4,142)      $        (13,665)       $       (30,004)
                                        ================       ================        ===============

Basic and diluted loss per share        $          (0.00)      $          (0.02)
                                        ================       ================

Weighted average ordinary shares
  outstanding - basic and dilute               1,281,500                810,642
                                        ================       ================


    See accompanying notes to condensed financial statements.

                      Tiger Growth Corporation
                  (A Development Stage Company)
                Condensed Statements of Operations
                           (Unaudited)

                                    Three Months Ended   Three Months Ended
                                       June 30, 2007        June 30, 2006
                                    ------------------   ------------------
Revenues                            $               --   $               --
                                    ------------------   ------------------

Expenses
  General and Administrative
    Expenses                                     1,182               13,665
                                    ------------------   ------------------
       Total operating expenses                  1,182               13,665
                                    ------------------   ------------------

       Operating loss                           (1,182)             (13,665)
                                    ------------------   ------------------

Other Income
  Interest Income                                   90                   --
                                    ------------------   ------------------
Total Other Income                                  90                   --
                                    ------------------   ------------------

       Net loss                     $           (1,092)  $          (13,665)
                                    ==================   ==================

Basic and diluted loss per share    $            (0.00)  $            (0.01)
                                    ==================   ==================
Weighted average ordinary shares
  outstanding - basic and diluted            1,281,500            1,006,621
                                    ==================   ==================

     See accompanying notes to condensed financial statements.

                     Tiger Growth Corporation
                 (A Development Stage Company)
               Condensed Statements of Cash Flows
                            (Unaudited)


                                                                                        Cumulative During
                                                                Period of inception     Development Stage
                                           Six Months Ended       (March 10, 2006)      March 10, 2006 to
                                            June 30, 2007      through June 30, 2006      June 30, 2007)
                                        ---------------------  ---------------------   --------------------
Cash flows from operating activities
  Net loss                                 $         (4,142)      $        (13,665)       $       (30,004)
  Adjustments to reconcile net loss
  to cash used in operating activities:
    Shares issued to Founder for
      payment of formation costs                         --                  1,050                  1,050
    Changes in operating assets and
    liabilities
      Payable to Affiliate                              354                  8,548                  7,108
      Accrued Expenses                                   --                  2,000                     --
      Accounts Payable                               (3,740)                 2,067                  3,990
                                           ----------------       ----------------        ---------------
Net cash used in operating activities                (7,528)                    --                (17,856)
                                           ----------------       ----------------        ---------------

Cash flows from investing activities
Net cash provided by investing activities                --                     --                     --
                                           ----------------       ----------------        ---------------

Cash flows from financing activities
Proceeds from issuance of ordinary shares                --                 35,500                 46,300
                                           ----------------       ----------------        ---------------
Net cash provided by financing activities                --                 35,500                 46,300
                                           ----------------       ----------------        ---------------

Net increase(decrease) in cash                       (7,528)                35,500                 28,444
                                           ----------------       ----------------        ---------------

Cash at beginning of the period                      35,972                     --                     --
                                           ----------------       ----------------        ---------------
Cash at end of the period                  $         28,444       $         35,500        $        28,444
                                           ================       ================        ===============


Supplemental disclosures of cash flow
information:
  Interest paid                            $              -       $              -        $             -
                                           ================       ================        ===============
  Income taxes paid                        $              -       $              -        $             -
                                           ================       ================        ===============


        See accompanying notes to condensed financial statements.

                      Tiger Growth Corporation
                   (A Development Stage Company)

              NOTES TO CONDENSED FINANCIAL STATEMENTS
                           June 30, 2007
                           (Unaudited)

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

At June 30, 2007, the Company had not yet commenced any operations. All activity from March 10, 2006 ("Date of Inception") through June 30, 2007 relates to the Company's formation. The Company selected
December 31 as its fiscal year-end.

The Company, based on its proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a company as "a development stage company" as it either has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued 'penny stock,' as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination with an operating entity.

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

At June 30, 2007, there were no potentially dilutive ordinary shares outstanding.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception through June 30, 2007, and does not expect to realize revenues until the consummation of a merger with an operating entity. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through the issuance of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

As of June 30, 2007, the Company has a payable of $7,108 to a founder of the Company. The payable is non-interest bearing and payable on demand. The Company also has accounts payable for $3,990 as of June 30, 2007.

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

NOTE 6 - Preference shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time. At June 30, 2007, there were no preference shares issued or outstanding.

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

Comparison of the six months ending June 30, 2007 and 2006

       Because we currently do not have any business operations, we have not had any revenues during the six months ended June 30, 2007 or June 30, 2006. Total expenses for the six months ended June 30, 2007 were $4,232, compared with $13,665 for the six months ended June 30, 2006.
 The decrease is primarily related to non-recurring expenses related to the formation of the Company during 2006. The expenses incurred for 2007 primarily constituted professional and filing fees.

Comparison of the three months ending June 30, 2007 and 2006

       Because we currently do not have any business operations, we have not had any revenues during the three months ended June 30, 2007 or June 30, 2006. Total expenses for the three months ended June 30, 2007 were $1,182, compared with $13,665 for the six months ended June 30, 2006. The decrease is primarily related to non-recurring expenses related to the formation of the Company during 2006. The expenses incurred for 2007 primarily constituted professional and filing fees.

Liquidity and Capital Resources

       As of June 30, 2007, we had current liabilities of $7,108 to a related party and $3,990 to unrelated parties. The Company is actively pursuing merger opportunities as described in the "General" Section of Management's Discussion and Analysis, and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.


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

                                  Tiger Growth Corporation
                                  (Registrant)

                                  By:  /s/    JOSEPH R. ROZELLE
                                     ---------------------------------
                                              JOSEPH R. ROZELLE
                                           Chief Executive Officer

Date:	August 20, 2007