Form 10-Q
period 2007-09-30
Tiger Growth CORP
filed 2007-11-14
CIK 1368195

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 2007

                              OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to __________


                Commission File Number 000-52342


                      Tiger Growth Corporation
         ----------------------------------------------------
	(Exact name of Registrant as specified in its charter)

        Cayman Islands                          N/A
 ------------------------------   ----------------------------------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

                    c/o Nautilus Global Partners
               700 Gemini, Suite 100, Houston, TX 77056
         -------------------------------------------------
        (Address of principal executive offices) (Zip Code)

                         (281) 488-3883
         --------------------------------------------------
        (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.	YES   X    NO ____

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act.

Large accelerated filer     Accelerated filer    Non-accelerated filer X
                       ___                   ___                      ___

Indicate by check mark whether the registrant is a shell company (as
defined in rule 12b-2 of the Exchange Act).        YES     X     NO
                                                          ___       ___

At November 13, 2007, there were 1,281,500 shares of Registrant's ordinary shares outstanding.

                            GENERAL INDEX
                                                                  Page
                                                                 Number
-----------------------------------------------------------------------

                               PART I.
                       FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS........................................3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.........................9

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK................................................11

ITEM 4. CONTROLS AND PROCEDURES....................................11


                             PART II.
                        OTHER INFORMATION

ITEM 1A. RISK FACTORS..............................................11

ITEM 6.  EXHIBITS..................................................12

SIGNATURES.........................................................12

EXHIBITS:

   EXHIBIT 31: SARBANES-OXLEY SECTION 302 CERTIFICATION

   EXHIBIT 32: SARBANES-OXLEY SECTION 906 CERTIFICATION

                     PART I  -  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

                    Tiger Growth Corporation
                    (A Development Stage Company)
                      Condensed Balance Sheets

                                                      September 30,   December 31,
                                                          2007           2006
                                                      -----------    -----------
                                                      (Unaudited)      (Audited)
            ASSETS

CURRENT ASSETS
   Cash                                               $    23,440    $    35,972
                                                      -----------    -----------

       Total assets                                   $    23,440    $    35,972
                                                      ===========    ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Payable to Affiliate                               $     5,228    $     6,754
   Accounts payable                                         2,169          7,730
                                                      -----------    -----------

       Total current liabilities                            7,397         14,484
                                                      -----------    -----------

Commitments and Contingencies (Note 7)                         --             --
                                                      -----------    -----------
SHAREHOLDERS' EQUITY

   Preference shares, $0.001 par value, 1,000,000 shares
     authorized, none issued and outstanding                   --             --
   Ordinary shares, $.0001 par value; 50,000,000 shares
     authorized; 1,281,500 shares issued and
     outstanding at September 30 and December 31,
     respectively                                           1,282          1,282
   Additional paid in capital                              46,068         46,068
   Deficit accumulated during development stage           (31,307)       (25,862)
                                                      -----------    -----------
       Total shareholders' equity                          16,043         21,488
                                                      -----------    -----------
       Total liabilities and shareholders' equity     $    23,440    $    35,972
                                                      ===========    ===========

         See accompanying notes to condensed financial statements.

                   Tiger Growth Corporation
                   (A Development Stage Company)
                 Condensed Statements of Operations
                              (Unaudited)

                                                                     Period of inception    Cumulative During
                                                                      (March 10, 2006)      Development Stage
                                                 Nine Months Ended   through September 30,  (March 10, 2006 to
                                                 September 30, 2007         2006            September 30, 2007)
                                                 ------------------  ---------------------  -------------------
Revenues                                         $             --      $             --      $             --
                                                 ------------------  ---------------------  -------------------
Expenses
   Formation, General and Administrative
         Expenses                                           5,551                20,953                31,925
                                                 ------------------  ---------------------  -------------------
            Total operating expenses                        5,551                20,953                31,925
                                                 ------------------  ---------------------  -------------------

            Operating loss                                 (5,551)              (20,953)              (31,925)
                                                 ------------------  ---------------------  -------------------
   Other Income
       Interest Income                                        106                   512                   618
                                                 ------------------  ---------------------  -------------------
    Total Other Income                                        106                   512                   618
                                                 ------------------  ---------------------  -------------------

             Net loss                            $         (5,445)              (20,441)     $        (31,307)
                                                 ==================  =====================  ===================
Basic and diluted loss per share                 $          (0.00)     $          (0.02)
Weighted average ordinary shares outstanding     ==================  =====================
- basic and diluted                                     1,281,500             1,198,750
                                                 ==================  =====================


         See accompanying notes to condensed financial statements.

                  Tiger Growth Corporation
                  (A Development Stage Company)
                Condensed Statements of Operations
                            (Unaudited)

                                                   Three Months Ended  Three Months Ended
                                                   September 30, 2007  September 30, 2006
                                                   ------------------  ------------------
Revenues                                              $        --         $        --
                                                   ------------------  ------------------
Expenses
   Formation, General and Administrative Expenses            1,319              7,288
                                                   ------------------  ------------------
        Total operating expenses                             1,319              7,288
                                                   ------------------  ------------------

        Operating loss                                      (1,319)            (7,288)
                                                   ------------------  ------------------
   Other Income
       Interest Income                                          16                512
                                                   ------------------  ------------------
    Total Other Income                                          16                512
                                                   ------------------  ------------------

         Net loss                                     $     (1,303)            (6,776)
                                                   ==================  ==================

Basic and diluted loss per share                      $      (0.00)       $     (0.01)
Weighted average ordinary shares outstanding       ==================  ==================

- basic and diluted                                      1,281,500          1,271,522
                                                   ==================  ==================

         See accompanying notes to condensed financial statements.

                   Tiger Growth Corporation
                   (A Development Stage Company)
                Condensed Statements of Cash Flows
                           (Unaudited)

                                                                                                       Cumulative During
                                                                              From Inception (March    Development Stage
                                                         Nine Months Ended      10, 2006) through     (March 10, 2006 to
                                                         September 30, 2007    September 30, 2006     September 30, 2007)
                                                         ------------------    ------------------     -------------------
Cash flows from operating activities
  Net loss                                               $         (5,445)      $        (20,441)     $        (31,307)
  Adjustments to reconcile net loss to cash used in
      operating activities:
       Shares issued to Founder for payment of
       formation costs                                                 --                  1,050                 1,050
       Changes in operating assets and liabilities
             Payable to Affiliate                                 (1,526)                 4,381                  5,228
             Accounts Payable                                      (5,561)                 2,947                 2,169
                                                         ------------------    ------------------     -------------------

Net cash used in operating activities                             (12,532)               (12,063)              (22,860)
                                                         ------------------    ------------------     -------------------
Cash flows from investing activities
Net cash provided by investing activities                              --                     --                    --
                                                         ------------------    ------------------     -------------------
Cash flows from financing activities
Proceeds from issuance of ordinary shares                              --                 46,300                46,300
                                                         ------------------    ------------------     -------------------
Net cash provided by financing activities                              --                 46,300                46,300
                                                         ------------------    ------------------     -------------------

Net increase (decrease) in cash                                   (12,532)                34,237                23,440
                                                         ------------------    ------------------     -------------------

Cash at beginning of the period                                    35,972                     --                    --
                                                         ------------------    ------------------     -------------------
Cash at end of the period                                $         23,440       $         34,237      $         23,440
                                                         ==================    ==================     ===================
Supplemental disclosures of cash flow information:
  Interest paid                                          $              -       $              -      $              -
                                                         ==================    ==================     ===================
  Income taxes paid                                      $              -       $              -      $              -
                                                         ==================    ==================     ===================


         See accompanying notes to condensed financial statements.

                 Tiger Growth Corporation
                 (A Development Stage Company)

            NOTES TO CONDENSED FINANCIAL STATEMENTS
                      September 30, 2007
                        (Unaudited)

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

At September 30, 2007, the Company had not yet commenced any operations. All activity from March 10, 2006 ("Date of Inception") through September 30, 2007 relates to the Company's formation. The Company selected December 31 as its fiscal year-end.

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

At September 30, 2007, there were no potentially dilutive ordinary shares outstanding.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception through September 30, 2007, and does not expect to realize revenues until the consummation of a merger with an operating entity. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through the issuance of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

As of September 30, 2007, the Company has a payable of $5,228 to a founder of the Company. The payable is non-interest bearing and payable on demand. The Company also has accounts payable for $2,169 as of September 30, 2007.

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

NOTE 6 - Preference shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time. At September 30, 2007, there were no preference shares issued or outstanding.

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

Comparison of the nine months ending September 30, 2007 and 2006

   Because we currently do not have any business operations, we have not had any revenues during the nine months ended September 30, 2007 or September 30, 2006. Total expenses for the nine months ended September 30, 2007 were $5,551, compared with $20,953 for the nine months ended September 30, 2006. The decrease is primarily related to non-recurring expenses related to the formation of the Company during 2006. The expenses incurred for 2007 primarily constituted professional and filing fees.

Comparison of the three months ending September 30, 2007 and 2006

   Because we currently do not have any business operations, we have not had any revenues during the three months ended September 30, 2007 or September 30, 2006. Total expenses for the three months ended September 30, 2007 were $1,319, compared with $7,288 for the three months ended September 30, 2006. The decrease is primarily related to non-recurring expenses related to the formation of the Company during 2006. The expenses incurred for 2007 primarily constituted professional and filing fees.

Liquidity and Capital Resources

As of September 30, 2007, we had current liabilities of $5,228 to a related party and $2,169 to unrelated parties. The Company is actively pursuing merger opportunities as described in the "General" Section of Management's Discussion and Analysis, and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.


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

                                  Tiger Growth Corporation
                                  (Registrant)

                                  By: /s/ JOSEPH R. ROZELLE
                                     --------------------------
                                     JOSEPH R. ROZELLE
                                     Chief Executive Officer


Date:	November 14, 2007