Form 10-K
period 2007-12-31
Aegean Earth & Marine CORP
filed 2008-04-21
CIK 1368195

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2007

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period  from ___________ to ___________


                Commission File Number 000-52136


               Aegean Earth & Marine Corporation
      ----------------------------------------------------
     (Exact name of Registrant as specified in its charter)

           Cayman Islands                         N/A
--------------------------------    ------------------------------------
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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No
|X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes
|_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. |   |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]       Accelerated Filer          [ ]
Non-accelerated filer    [ ]       Smaller reporting company  [X]
       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company
(as defined in rule 12b-2 of the Exchange Act).  YES     NO   X
                                                     ---     ---

As of June 29, 2007, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

At April 18, 2008, there were 4,503,033 shares of Registrant's ordinary shares outstanding.

                         GENERAL INDEX
                                                             Page
                                                            Number
        ----------------------------------------------------------
Part I

Item 1.     Business................................................1
Item 1A.    Risk Factors............................................3
Item 1B.    Unresolved Staff Comments...............................8
Item 2.     Properties..............................................8
Item 3.     Legal Proceedings.......................................9
Item 4.     Submission of Matters to a Vote of Security Holders.....9

PART II

Item 5.     Market for Registrant's Common Equity, Related
              Stockholder Matters and Issuer Purchases of
              Equity Securities.....................................9
Item 6.     Selected Financial Data.................................9
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operation...................10
Item 7A.    Quantitative and Qualitative Disclosures About
            Market Risk............................................10
Item 8.     Financial Statements and Supplementary Data............10
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure....................10
Item 9A(T). Controls and Procedures................................11
Item 9B.    Other Information......................................11

PART III

Item 10.    Directors, Executive Officers and Corporate
              Governance...........................................12
Item 11.    Executive Compensation.................................14
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters.......16
Item 13.      Certain Relationships and Related Transactions, and
            Director Independence..................................17
Item 14.    Principal Accounting Fees and Services.................18

PART IV

Item 15.    Exhibits and Financial Statement Schedules.............18

SIGNATURES.........................................................19

Cautionary Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations or beliefs concerning future events and results, including statements of potential acquisitions and our strategies, plans and objectives. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The risks, uncertainties and factors that could cause our results to differ materially from our expectations and beliefs include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under "Item 1A. - Risk Factors" below, as well as the following:

  *     changes in laws or regulations affecting our operations;

  *     changes in our business tactics or strategies;

  *     acquisitions of new or complimentary operations;

  * changing market forces or contingencies that necessitate, in our judgment, changes in our plans, strategy or tactics; and

  * fluctuations in the investment markets or interest rates, which might materially affect our operations or financial condition.

       We cannot assure you that the expectations or beliefs reflected in these forward-looking statements will prove correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K.


ITEM 1. BUSINESS

General

     Aegean Earth & Marine Corporation (formerly known as Tiger Growth Corporation) ("we", "us", "our", the "Company" or "Aegean") was organized under the laws of the Cayman Islands on March 10, 2006. Since inception, through February 2008, our operations consisted solely of attempting to identify, investigate and conduct due diligence on potential businesses for acquisition.

     Subsequent to the period covered by this report, on February 29, 2008, we acquired (the "Acquisition") all of the outstanding capital stock of Aegean Earth, S.A., a company organized under the laws of Greece ("Aegean Earth"), from Joseph Clancy and Konstantinos Polites, the sole stockholders of Aegean Earth (the "Aegean Earth Shareholders") pursuant to an Acquisition Agreement dated as of February 29, 2008 (the "Acquisition Agreement"), by and among the Company, Aegean Earth and the Aegean Earth Shareholders. Aegean Earth was formed in July 2007, for the purpose of engaging in construction in Greece and surrounding countries. Upon completion of the Acquisition, Aegean Earth became our wholly-owned subsidiary and our business became that of Aegean Earth.

       In the Acquisition and pursuant to the Acquisition Agreement, we issued to each of the Aegean Earth Shareholders 250,000 (500,000 in the aggregate) ordinary shares, $0.00064 par value per share (the "Ordinary Shares"), in exchange for all of their capital stock in Aegean Earth. The Ordinary Shares issued in the Acquisition were issued pursuant to the exemptions from the registration requirements of the Securities Act provided under Section 4(2) of the Act and Rule 506 promulgated thereunder.

      Simultaneously with the Acquisition Closing, the Company sold (the "Offering") in a private offering made solely to accredited investors three thousand eight hundred and sixty five (3,865) units (the "Units") at a purchase price of $1,500 per Unit for aggregate gross proceeds of approximately $5,797,500. Each Unit consisted of 500 shares of the Company's Series A Convertible Preference Shares, par value $0.00064 ("Series A Preference Shares") and 500 Ordinary Shares (1,932,500 Series A Preference Shares and 1,932,500 Ordinary Shares in the aggregate). The Series A Preference Shares and Ordinary Shares sold in the Offering were issued pursuant to the exemptions from the registration requirements of the Securities Act provided under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

     In January 2008, shareholders of the Registrant approved a name change of the Registrant from "Tiger Growth Corporation" to "Aegean Earth & Marine Corporation."

Proposed Business Plan

     The focus of the Company is to participate in the construction and development business for, among other projects, the direct contracting or joint venturing in the construction and development of real estate projects, roads, utility structures, commercial buildings, and other related facilities in Greece and other parts of Southern and Eastern Europe. The Company also intends to be active in acquiring complimentary companies to increase project opportunities and revenue. The Company is actively pursuing construction opportunities both in the private and public sectors throughout the Mediterranean, Middle East, and Northern Africa regions. The Company is actively pursuing the acquisition of one company which the Company believes will be completed in the second or third quarter of 2008, provided, however, that no assurance can be given that such acquisition will be completed by then or at all.

      The Company intends to take advantage of what it perceives to be an increase in the demand for construction in the Mediterranean and Balkan countries. The Company has entered into a consulting contract with a former president of a Greek construction company who has over 25 years of experience in the construction industry, and has experience in performing a variety of types of construction projects, including highways, commercial buildings, bridges and tunnels, airports and marinas. In addition, Mr. Clancy, the Managing Director of Aegean Earth who became an officer of the Company following the Acquisition, has prior experience in the negotiation and development of construction projects in the residential, commercial, and industrial sectors over the past 30 years.

      The Company believes that there is strong opportunity in construction in the Mediterranean and Balkan countries. In Greece, where Aegean Earth is headquartered, a number of governmental initiatives have been announced that the Company believes will increase potential construction and development in Greece. In 2007, it was announced by the European Union that a series of infrastructure improvements have been planned, including the development of further upgrades of highways and the rail network, that are partially being financed by EUR24 billion funding which has been allocated to Greece from the European Union for the period from 2007 to 2013. The Company intends to focus a significant portion of its efforts in obtaining contracts and thereafter providing the construction and other services for these projects. The Greek government has made an effort to promote tourism, spending over $55 million in the promotion of tourism in 2006 alone, which resulted in an increase in tourism of over 10% in 2006 as compared to the previous year. The Company believes that this increase in tourism will continue, and could result in the need for additional hotels and marinas to be built, resulting in additional opportunities for the Company. In the surrounding states of Bulgaria and Romania, the European Union has designated over EUR22 billion in grant money for the purpose of structural improvements, primarily in the environmental and infrastructure areas. The Company is actively working with existing suppliers, managers, operators and property owners in pursuing this lucrative area of business. The Company has identified four (4) areas in which current market indicators support additional marina development which includes attendant commercial support facilities such as hotels, casinos, restaurants and luxury shopping areas.

Proposed Acquisition

      One  of the Company's intended methods of growth is through the  acquisition  of complimentary construction, engineering,  or
development  companies in Greece and elsewhere  in  Europe.   The

Company has begun the process of identifying a number of acquisition targets that will potentially allow it to generate immediate revenue through existing projects.

      The Company has identified and entered into a Memorandum of Understanding (the "Memorandum") with one such potential acquisition candidate, a Greek construction company that is currently the subject of a bankruptcy proceeding under the laws of Greece. The proposed acquisition and the Memorandum are both subject to, among other conditions, the prior approval of the Greek courts and there can be no assurances when, if ever, such proposed acquisition will be completed.


Employees

     As of April 13, 2008, the Company had four employees, two of which are full time.

Competition

      The real estate construction, engineering and development business in the areas that the Company contemplates doing business in is highly competitive and the Company believes that competition will increase substantially as more grant money from Greece, the European Union and/or other countries becomes available for infrastructure and development in the Mediterranean and Balkan countries. The Company is aware of a number of larger international construction companies along with well established local construction and engineering firms that are currently contemplating developments (and others that are actively engaged in construction). Such competitors have greater financial, personnel and other resources and more extensive experience in the development/engineering/construction business than the
Company.    See "Item 1A.- Risk Factors."

Properties

The  Company  does  not  own or rent any property.   The  Company
utilizes office space and office equipment of its officers and directors at no cost.


ITEM 1A.  RISK FACTORS

     Risks Related to the Company and Our Proposed Business

The Company and its wholly owned subsidiary Aegean Earth are development-stage, start-up companies with no operating histories, which makes it difficult to evaluate our existing business and business prospects and increases the risk that the value of any investment in the Company will decline.

      The Registrant was founded in 2006 and Aegean Earth was founded in 2007. Neither the Registrant nor Aegean Earth has any operating history. The Company is wholly dependent on the net proceeds it received in the Offering to begin to implement its business plan. The Company has no revenue and will not be able to generate revenue unless and until it generates construction projects and/or acquires entities that are received and/or construction projects.

We may require additional capital to pursue our business plan.

      The Company received approximately $5.8MM of gross proceeds of the Offering. The Company may not be able to execute its current business plan and fund business operations long enough to achieve profitability without obtaining additional capital. The Company has convertible bridge notes outstanding that are due on demand. To date no demand has been made. Moreover, if the bridge notes are not converted to Ordinary Shares and the Company is required to repay the bridge notes, this would reduce the funds available to the Company and accelerate the need for additional capital. The Company intends to utilize its current working capital to effectuate acquisitions and bid on smaller projects until revenues are generated, however it may need to raise additional capital to fully complete its business plan or obtain material contracts and/or complete one or more strategic acquisitions. There can be no assurance that additional funds will be available when and if needed from any source or, if available, will be available on terms that are acceptable to the Company. The Company may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities the Company may issue in future capital transactions may be more favorable for our subsequent investors. Newly issued securities may include preferences, superior voting rights, or be issued with warrants or other derivative securities, which may have additional dilutive effects. Further, the Company may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. The Company's ability to obtain needed financing may be impaired by such factors as the capital markets, its Ordinary Shares are neither quoted and/or traded and that the Company is not profitable, which could impact the availability or cost of future financings. If the amount of capital the Company is able to raise from financing activities, together with its revenue from operations, is not sufficient to satisfy its capital needs, the Company may be required to reduce or cease operations.

An   integral  part  of  the  Company's  Business  Plan  involves acquisitions which may or may not be completed.

     The Company intends to utilize acquisitions as part of its business strategy to enter into the construction market in Greece and abroad. These acquisitions may include the acquisition of operating licenses that are necessary for the Company to participate in certain types of projects. The Company has entered into a Memorandum of Understanding regarding the potential acquisition by the Company of a Greek construction company that is the subject of bankruptcy proceedings under the laws of Greece. There can be no assurances that the Company will complete the proposed acquisition, the terms thereof or that the Company will be able to complete any acquisitions of other companies. The failure by the Company to complete an acquisition could have a material adverse effect on the Company.

Our success will be dependent upon our ability to successfully bid on and timely complete construction projects which involves a high degree of risk.

     The construction business is subject to substantial risks, including, but not limited to, the ability to successfully bid on, and be awarded favorable potential construction projects. Further, if we are successful in bidding on construction projects, our ability to complete such construction projects are subject to a number of additional risks, including, but not limited to, availability and timely receipt of zoning and other regulatory approvals, available capital, available labor, compliance with local laws, and the ability to obtain financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent the start and/or the completion of construction activities once undertaken, any one of which could have a material adverse effect on the Company and its results of operations.

The construction business is subject to a number of risks outside of our control.

     The construction industry is highly cyclical by nature and future market conditions are uncertain. Factors beyond our control can affect our business. Factors which could adversely affect the construction industry, many of which will be beyond our control, include, but are not limited to:

  *  the availability and cost of financing for our customers;
  *  unfavorable interest rates and increases in inflation;
  *  overbuilding or decreases in demand;
  *  changes in national, regional and local economic conditions;
  * cost overruns, inclement weather, and labor and material shortages;
  * the impact of present or future environmental legislation, zoning laws and other regulations;
  * availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property;
  *  increases in taxes or fees;
  *  local law; and
  *  available labor and negotiations with unions.

Although we have not commenced any construction projections to date, if we do, we may experience shortages of building supplies and labor, resulting mainly from circumstances beyond our control, which could cause delays and increase costs of completing construction projects, which may adversely affect our operating results.

      Our ability to successfully complete construction projects may be affected by circumstances beyond our control, including:

   * shortages or increases in prices of construction materials;
   *  natural disasters in the areas in which we operate;
   * work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers;
   * lack of availability of adequate utility infrastructure and services; and
   * our need to rely on local subcontractors who may not be adequately capitalized or insured.

      Any of these circumstances could give rise to delays in the start or completion of, or increase the cost of, a construction projects. We anticipate competing with other construction companies for labor as well as raw materials, who may be better financed than us. Increasing global demand for construction materials, as well as increases in fuel and commodity prices have resulted in significantly higher prices of most building materials, including lumber, drywall, steel, concrete, roofing materials, pipe and asphalt. In addition, local materials suppliers may limit the allocation of their products to their existing customers, which could cause us to have to obtain materials from other suppliers, which could further increase our costs.


Product liability litigation and claims that may arise in the ordinary course of our proposed business may be costly and could negatively impact our reputation, which could adversely affect our proposed business.

     Our proposed construction business is subject to construction defect and product liability claims arising in the ordinary course of business. These claims are ordinary in the construction industry and can be costly. Among the claims for which developers and builders have financial exposure are mold-related property damage and bodily injury claims. Damages awarded under these suits may include the costs of remediation, loss of property and health-related bodily injury. In response to increased litigation, insurance underwriters have attempted to limit their risk by excluding coverage for certain claims associated with pollution and product and workmanship defects. We may be at risk of loss for bodily injury claims in amounts that exceed available limits on our comprehensive general liability policies. In addition, the costs of insuring against construction defect and product liability claims, if applicable, are high and the amount of coverage offered by insurance companies is also currently limited. There can be no assurance we will be able to obtain insurance or if obtained, that the coverage will not be restricted and become more costly. If we are not able to obtain adequate insurance, we may experience losses that could negatively impact our proposed business.

We are subject to governmental regulations that may limit our operations, increase our expenses or subject us to liability.

     We may be subject to Greek (as well as those of other countries where we do business and the EEU) laws, ordinances and regulations concerning, among other things:

  * environmental matters, including the presence of hazardous or toxic substances;
  *  wetland preservation;
  *  health and safety;
  *  zoning, land use and other entitlements;
  *  building design, and
  *  density levels.

     In developing any project, we may be required to obtain the approval of numerous Greek governmental authorities (and others) regulating matters such as:

  * installation of utility services such as gas, electric, water and waste disposal;
  * the dedication of acreage for open space, parks and schools;
  *  permitted land uses, and
  *  the construction design, methods and materials used.

     We  may  also  at  times  not  be  in  compliance  with  all regulatory requirements. If we are not in compliance with regulatory requirements, we may be subject to penalties or we may be forced to incur significant expenses to cure any noncompliance. In addition, some of our land we may acquire may not have received planning approvals or entitlements necessary for planned or future development. Failure to obtain entitlements necessary for development on a timely basis or to the extent desired would adversely affect our proposed business.

Increased insurance risk could negatively affect our business

     Insurance and surety companies may take actions that could negatively affect our proposed business, including increasing insurance premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral or covenants on surety bonds, reducing limits, restricting coverages, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these would adversely affect our ability to obtain appropriate insurance coverage at reasonable costs which would have a material adverse effect on our proposed business.

Need to have certain key management personnel.

      Our future success depends, to a significant degree, on our ability to hire and keep key management. No assurances can be given whether we will be able to employ and/or keep key management personnel to execute our business plan. Failure to hire and/or keep key management would adversely affect our proposed operations.

The construction industry is highly competitive.

     We believe we will be subjected to significant competition from other entities engaged in the business of commercial and infrastructure construction. Some of the world's most recognized construction and engineering firms operate in Greece and the surrounding countries. Many of these companies possess significantly greater financial, marketing and other resources than we do. Moreover, as (and if) additional governmental funding becomes available and if the construction business becomes more lucrative, other entities may elect to engage in such business, which entities would also then compete with the Company.

Risks related to doing business overseas.

Some of our Officers and Directors will be residents Outside of the U.S.; Potential Unenforceability of Civil Liabilities and
Judgments

     We believe some of our officers and directors will be residents of countries other than the United States, and all of our assets are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or enforce in the United States against such persons judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of United States federal securities laws or state securities laws.

You may not be able to enforce your claims in the Cayman Islands or Greece.

     We are a Cayman Islands corporation and Aegean Earth is a Greek company. We cannot assure you that a Cayman Islands or Greek court would deem the enforcement of foreign judgments requiring us to make payments outside of the Cayman Islands or Greece to be contrary to the Cayman Islands or Greek public policy and/or enforceable.

Risks Related to our Ordinary Shares

If the Company is a controlled foreign corporation, you may be subject to certain adverse U.S. federal income tax consequences.

     Under Section 951(a) of the Internal Revenue Code (the "Code"), each "United States shareholder" of a "controlled foreign corporation" ("CFC") must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if no income is actually distributed to the "United States shareholder." In addition, gain on the sale of stock in a CFC realized by a "United States shareholder" is treated as ordinary income, potentially eligible for the reduced tax rate applicable to certain dividends, to the extent of such shareholder's proportionate share of the CFC's undistributed earnings and profits accumulated during such shareholder's holding period for the stock. Section 951(b) of the Code defines a "United States shareholder" as any U.S. corporation, citizen, resident or other U.S. person who owns (directly or through certain deemed ownership rules) 10% or more of the total combined voting power of all classes of stock of a foreign corporation. In general, a foreign corporation is treated as a CFC only if such "United States shareholders" collectively own more than 50% of the total combined voting power or total value of the foreign corporation's stock. There can be no assurance that the Company will not become a CFC in the future. If the Company is treated as a CFC, the Company's status as a CFC should have no adverse effect on any shareholder of the Company that is not a "United States shareholder."

Passive Foreign Investment Company Considerations

      Special adverse U.S. federal income tax rules apply to U.S. holders of equity interests in a non-U.S. corporation classified as a "passive foreign investment company" ("PFIC"). These rules apply to direct and indirect distributions received by U.S. shareholders with respect to, and direct and indirect sales, exchanges and other dispositions, including pledges, of shares of stock of, a PFIC. A foreign corporation will be treated as a PFIC for any taxable year if at least 75% of its gross income (including a pro rata share of the gross income of any company in which the Company is considered to own twenty five (25) percent or more of the shares by value) for the taxable year is passive income or at least 50% of its gross assets (including a pro rata share of the assets of any company of which the Company is considered to own twenty five (25) percent or more of the shares by value) during the taxable year, based on a quarterly average of the assets by value, produce, or are held for the production of, passive income.

      The Company believes that it will not be a PFIC for its current taxable year and does not anticipate becoming a PFIC in future taxable years. A foreign corporation's status as a PFIC, however, is a factual determination that is made annually, and thus may be subject to change. If the Company were a PFIC in any taxable year, each U.S. holder, in the absence of an election by such holder to treat the Company as a "qualified electing fund" (a "QEF Election") would, upon certain distributions by the Company or upon disposition of the Equity Shares (possibly including a disposition by way of gift or exchange in a corporate reorganization, or the grant of the stock as security for a loan) at a gain, be liable to pay U.S. federal income tax at the highest tax rate on ordinary income in effect for each period to which the income is allocated plus interest on the tax, as if the distribution or gain and deem recognized ratably over the U.S. holder's holding period for the Equity Shares while the Company was a PFIC. Additionally, the Equity Shares of a decedent U.S. holder who failed to make a QEF Election will generally be denied the normally available step-up of the tax basis for such Equity Shares to fair market value at the date of death and, instead, would have a tax basis equal to the decedent's tax basis, if lower, in the Equity Shares. U.S. holders should consult their tax advisers on the consequences of an investment in Equity Shares if the Company were treated as a PFIC.

There is presently no market for our Ordinary Shares.

      There is no market for our Ordinary Shares or any of our other securities. Although we may in the future apply to have our Ordinary Shares quoted on the Pink Sheets, the Over-The-Counter Bulletin Board (the "OTCBB") or another trading and/or quotation medium, there can be no assurance as to when or if our

Ordinary  Shares will become traded and/or quoted on any  trading medium. Even if our Ordinary Shares are quoted on a trading medium, there can be no assurance that an active trading market will develop for such shares. If an active trading market does not develop or continue, you will have limited liquidity and may be forced to hold your investment in the Company for an indefinite period of time.

If our Ordinary Shares are traded and/or quoted, we expect that the shares will be subject to the "penny stock" rules for the foreseeable future.

     We expect that our Ordinary Shares, if traded and/or quoted, will be subject to the Commission's "penny stock" rules. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for the common stock. As long as the common stock is subject to the penny stock rules, the holders of its shares may find it more difficult to sell their securities.

The  Company has never declared or paid dividends on its Ordinary
Shares and the Company does not currently anticipate paying any cash dividends in the foreseeable future.

      The Company has never declared or paid dividends on its Ordinary Shares and the Company does not currently anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business. Except for the rights of holders of the Series A Preference Shares to receive dividends, any future determination to pay dividends on Ordinary Shares will be at the discretion of the Company's board of directors and will be dependent upon the Company's financial condition, operating results, capital requirements, applicable contractual restrictions and other such factors as the Company's board of directors may deem relevant.

The concentration of ownership of our Ordinary Shares with insiders and their affiliates is likely to limit the ability of other shareholders to influence corporate matters.

      Approximately 70% of our outstanding Ordinary Shares are under the control of insiders of the Company and their affiliates. As a result, these shareholders will have the ability to exercise control over all matters requiring approval by our shareholders, including, but not limited to, the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in our control that might be viewed as beneficial by other shareholders or discouraging a potential acquirer from making an offer to shareholders to purchase their Ordinary Shares in order to gain control of the Company. Certain of such persons are also directors and/or executive officers of the Company.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.


ITEM 2 PROPERTIES

     We do not own or rent any property. We utilize the office space and equipment of our officer and directors at no cost.

ITEM 3.  LEGAL PROCEEDINGS

     We are not party to any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2007.



                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market information

     Our ordinary shares have not been listed for trading on the OTC Bulletin Board or on any stock exchange.

(b)  Holders

     As of April 13, 2008, there were approximately 490 record holders of the Company's Ordinary Shares.

(c)  Dividends

     We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

(d) Securities authorized for issuance under equity compensation plans

     As of December 31, 2007, we had no securities authorized for issuance under equity compensation plans. We intend to adopt an equity compensation plan in 2008.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below has been derived from our audited financial statements appearing elsewhere herein.

                                            Period from March 10, 2006
                             Year Ended        (Date of Inception)
                          December 31, 2007    to December 31, 2006
                          ----------------- --------------------------
        Revenues              $        -     $         -
        Expenses                  94,135          26,374
        Net Loss                 (97,418)        (25,862)
        Basic and diluted
           loss per share     $    (0.05)    $     (0.01)
        Total Assets          $  237,925     $    35,972

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

General

      The Company was formed on March 10, 2006 ("Inception") solely for the purpose of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market. On February 29, 2008, the Company completed the Acquisition of Aegean Earth pursuant to the Acquisition Agreement. Effective at the Acquisition Closing Aegean Earth became the Company's wholly-owned subsidiary and the Company's business became that of Aegean Earth.

Plan of Operation

     Prior to the Acquisition, the Company had not engaged in any business activities that generate revenue and its activities prior to the Acquisition had been primarily focused upon our formation and raising capital. Subsequent to the Acquisition, the Company's business became that of Aegean Earth.

The following information relates to the Company prior to its acquisition of Aegean Earth:

Results of Operations

Year ended December 31, 2007 compared to period of inception
------------------------------------------------------------
(March 10, 2006) through December 31, 2006
------------------------------------------

Operating Expenses

      Because we had not had any business operations, we did not realize any revenues since inception. Total operating expenses for the year ended December 31, 2007 increased to $94,135 from $26,374 for the period from inception (March 10, 2006) through December 31, 2006. This increase is related to due diligence and other expenses related to our acquisition of Aegean Earth in 2008.

Liquidity and Capital Resources

     As of December 31, 2007, we had $152,789 in cash available and negative working capital of $(75,930). We had cash available of $35,972 and working capital of $21,488 as of December 31, 2006. Taking into account our fundraise of $5.7 million in 2008, we believe that we will be able to meet all of our funding needs in the next twelve months, including additional planned acquisitions. No assurances can be given, however, that our business plan will succeed and that we will be not need to seek additional external financing.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
-------------------------------------------------

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

* Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

* Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2007, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


Changes in Internal Controls.
-----------------------------

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls.


ITEM 9B. OTHER INFORMATION

None.

                            PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Our officers and directors and additional information concerning them are as follows:

 Name                   Age  Position
---------------------------------------------------------------
Frank DeLape*           53   Executive Chairman and Director
---------------------------------------------------------------
Joseph Clancy*          67   Director
---------------------------------------------------------------
Rizos Krikis*           43   Chief Financial Officer
---------------------------------------------------------------
Joseph Rozelle**        34   President, Chief Financial Officer
and Director
---------------------------------------------------------------
David Richardson**      51   Director
---------------------------------------------------------------

* Messrs. DeLape, Clancy and Krikis were appointed to their respective positions with the Company effective as of February
29, 2008.

**Effective as of the closing of the Acquisition, Mr. Rozelle resigned as President and Chief Financial Officer of the Company and effective as of April 13, 2008, Messrs. Richardson and Rozelle resigned as directors of the Company.

Frank DeLape. Director and Executive Chairman - Frank DeLape is a co-founder of the Company and was appointed a director and the Executive Chairman of the Company on February 29, 2008. Frank DeLape is also Chairman and CEO of Benchmark Equity Group, a company he founded in 1994. Prior to founding Benchmark, Mr. DeLape spent 11 years in executive management roles managing turnarounds for various companies. In that regard, he worked on behalf of such companies' boards of directors or the sponsoring banks to recapitalize companies to return them to profitability or to maximize cash repayment through orderly liquidation. Benchmark provides private equity and debt financings from various funds as well as a syndicate of investors. Mr. DeLape was a founder and financier of Think New Ideas, a NASDAQ NMS listed company, which later sold for over
$300 million. At Benchmark, Mr. DeLape has formed and been instrumental in the growth of eighteen companies. Of these, several have become NASDAQ listed, one listed on the American Stock Exchange, and three were sold, creating in total over several billion dollars in market value. From August 2001 through October 2005, Mr. DeLape was Chairman of the Board of the biotechnology company Isolagen, Inc. Over his four years as Chairman and a major shareholder of Isolagen, Mr. DeLape oversaw the listing of Isolagen on the American Stock Exchange, and raising over $194 million in debt and equity financings for the company. Mr. DeLape is a Director of Polymedix, Inc. since
November 2005 and President, CEO and a director of Influmedix, Inc. since April 2006. Mr. DeLape is also a director of Anchor Funding Services since January 2007 and Uni-Pixel, Inc. Both such corporations file reports under the Exchange Act. The trading symbol for Uni-Pixel, Inc. on the NASD Bulletin Board is "UNXL". Since March 2006, Mr. DeLape has also served as the Executive Chairman of Six Diamond Resorts International, a Cayman Islands company that he co-founded that files reports under the Exchange Act. Mr. DeLape is a controlling stockholder of Six Diamond Resorts International and in October 2007, he was appointed a director of Six Diamond Resorts International. Mr. DeLape is a member of the National Association of Corporate Directors.

Joseph Clancy. Director. Mr. Clancy was appointed a director of the Company on February 29, 2008. Prior thereto, Mr. Clancy was a Manager of Aegean Earth since its inception in July 2007. Mr. Clancy is an experienced professional in both private equity and construction and development. Since June 2006, he has served as one of the National Representatives of Access America Investments in Greece and Cyprus. From February 2003 to May 2006, he served as a consultant/advisor for Vibrant Capital Corporation in New York, where he oversaw the implementation of a life settlement acquisition program to secure a bond issued under the securities laws of Luxembourg and also implemented two private placement programs of investments in conjunction with that asset class. Prior thereto, from January 2002 to February 2003 he served as a Director in Oriri Holdings, SA, of Oslo, Norway, where he oversaw the implementation of international marketing operations for content for mobile phones throughout the EU market. Mr. Clancy has also overseen the construction, master planning, and development of numerous properties, including an 800 acre mixed use area in Colorado. He has also served as the Chief Operating Officer of DiaChi Corporation and Prime Financial Services Group of London. Mr. Clancy graduated with a B.Sc. in Engineering from the United States Naval Academy in Annapolis, Maryland. He served as a Captain in the U.S. Marine Corps from 1963-1967 and was decorated for valor for his service in Vietnam.

Rizos Krikis. Chief Financial Officer- Mr. Krikis was appointed Chief Financial Officer of the Company on February 29, 2008. Mr. Krikis has a number of years of experience in the financial industry and has served in multiple capacities both in industry and private equity. From 2004 to 2007, Mr. Krikis was Chief Financial Officer of Cosmotelco Telecommunications in Greece. Prior to Cosmotelco, Mr. Krikis was a senior manager for the Emporiki Private Equity and Venture Capital Fund, where he was responsible for the initial investment decision and ongoing monitoring of the Fund's portfolio investment. Mr. Krikis also was a consultant from the Greek Trade Commission in New York. He graduated with both his Bachelor's and Master's degrees in Business Administration from Baruch College in New York, and is fluent in both English and Greek.

David Richardson. David Richardson served as one of our directors from April 2006 to April 2008. Mr. Richardson is an Executive Director of Lighthouse Capital Insurance Company (Fortis' insurance affiliate in the Cayman Islands), and the President and CEO of Mid-Ocean Consulting Group Ltd., which guides both institutions and individuals on sophisticated international structuring and tax related strategies. From 2003 through 2005, Mr. Richardson served as the President of Oceanic Bank and Trust Limited's Insurance Specialty Unit. Prior thereto, in 1996, he became the Head of Private Banking for MeesPierson, a Dutch merchant/private bank in the Cayman Islands. Following that, he became the Managing Director for MeesPierson (Bahamas) Ltd. and Chairman of Lighthouse Capital Insurance Company. David Richardson began his professional career in the investment business over 20 years ago, working for one of Canada's preeminent investment houses; Walwyn, Stodgell, Cochrane and Murray (now Merrill Lynch Canada). In 1987, he joined the Bank of Bermuda in Bermuda as Portfolio Manager, where he personally oversaw the management of in excess of $350 million for the Bank's top tier clientele. From there he moved to the Bank of Bermuda's wholly owned trust subsidiary, Bermuda Trust Company serving as Assistant Manager and Director of Americas' marketing activities. Mr. Richardson is a graduate of the University of Toronto (Hon.BSc) with a post graduate degree from Northwestern University (NTS Graduate), as well as possessing a number of professional affiliations including a Member of STEP, the ITPA and the Bahamas International Insurance Association.

Joseph Rozelle. Joseph Rozelle served as one of our directors from April 2006 to April 2008. In addition, Mr. Rozelle served as our President and Chief Financial Officer from September 2006 to February 2008. Mr. Rozelle is currently the President of Nautilus Global Partners, a Limited Liability Company dedicated to facilitation of "going public" transactions for foreign and domestic operating companies on the public United States Exchanges. Prior to joining Nautilus in 2006, Mr. Rozelle was a consultant with Accretive Solutions, providing Sarbanes-Oxley Compliance consulting and other accounting related consulting services. Prior thereto, Mr. Rozelle worked with Momentum Equity Group, LLC and Momentum Bio Ventures as a Principal Analyst in the spring of 2002 and winter of 2003, respectively. At Momentum, Mr. Rozelle was responsible for financial modeling, due diligence, and preparation of investment summaries for client companies. Prior to joining Momentum, Mr. Rozelle was an associate with Barclays Capital in the Capital Markets Group, specializing in asset securitization. Prior thereto, he was the Assistant Vice President of Planning and Financial Analysis for a regional commercial bank and was responsible for all of the corporate financial modeling, risk analysis, mergers and acquisition evaluation, and corporate budgeting. Before his tenure in commercial banking, Mr. Rozelle served as a senior auditor with Arthur Andersen, where he was involved in a variety of filings with the SEC involving corporate mergers, spin-offs, public debt offerings, and annual reports. Mr. Rozelle holds a Bachelors of Business Administration degree from the University of Houston and a Masters of Business Administration degree from the Jesse H. Jones School of Management at Rice University. Mr. Rozelle is also the sole director and sole executive officer of VPGI, Inc., a public corporation.

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

     Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are currently in compliance, except for Form 4 filings by Mr. Rozelle, Mr. Richardson and Mr. DeLape and Form 3 filings by Mr. Clancy and Mr. Krikis.


Code of Ethics

      We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.


ITEM 11. EXECUTIVE COMPENSATION


                     EXECUTIVE COMPENSATION

Compensation discussion and analysis

      We have not paid salaries to our executive officers. Following the Acquisition, we intend to compensate our executive officers after a period of time depending upon the progress toward achieving our business strategy. Our Board of Directors will determine the compensation given to our executive officers. We do not have a compensation committee nor do we have any executive compensation program in place. In addition to base compensation levels, our Board of Directors will also determine whether to issue executive officers equity incentives in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer's performance. Such awards may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies.

Incentive Bonus

      The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company's best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

      In order to attract, retain and motivate executive talent necessary to support the Company's long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors.

Criteria for Compensation Levels

      We  have  not  set  compensation levels for  our  executive officers. However, in the future, our Board of Directors, intends to establish compensation levels for our executive officers, and in connection therewith may consider many factors, including, but not limited to, the individual's abilities and performance that results in: the advancement of corporate goals of the Company, execution of our business strategies, contributions to positive financial results, and contributions to the development of the management team and other employees. In determining compensation levels, our Board of Directors may also consider the experience level of each particular individual and/or the compensation level of executives in similarly situated companies in our industry.


                   SUMMARY COMPENSATION TABLE

      We have not paid salaries to our former officers, and have not yet determined future salaries for our executive officers. The principals of Aegean Earth to date have been paid compensation as consultants rather than taking a salary from Aegean Earth.

Employment Agreements

      We have not entered into employment agreements with any of our other executive officers and/or directors. We have orally agreed with Mr. Frank DeLape, our Executive Chairman, to issue to him stock options to purchase up to 250,000 Ordinary Shares. The terms of such options shall be determined at a future date by mutual agreement of the Company and Mr. DeLape.

Compensation of Directors

     We have not paid our directors compensation for serving as one of our directors. Our Board of Directors may in the future decide to award the members of the Board of Directors cash or stock based consideration for their services to us, which awards, if granted shall be in the sole determination of the Board of Directors.

Securities  Authorized  for  Issuance under  Equity  Compensation
Plans

      We currently do not have an equity compensation plan in place for our executives.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information as of April 14, 2008 regarding the beneficial ownership of our Ordinary Shares by (i) each person who, to our knowledge, beneficially owns more than 5% of our Ordinary Shares; (ii) each of our directors and "named executive officers"; and (iii) all of our executive officers and directors as a group:

Name and address of Beneficial Owner        Number       Percent
------------------------------------       ---------     -------
                                           of Shares   of Class (1)
                                           ---------   ------------
Directors and Named Executive Officers(2):

Joseph Clancy (3)                            250,000      3.4%
Frank DeLape (4)                           5,237,501     72.2%
Rizos Krikis                                       -
Joseph Rozelle*                                    -
David Richardson*                             78,034      1.1%

All directors and named executive officers
   as a group (3 persons)                  5,565,535     76.7%

Other 5% or Greater Beneficial Owners
Access America Fund, L.P.(5)
1800 West Loop South
Houston, TX 77027                          4,987,501     68.8%

  *  Effective as of the consummation of the Acquisition,  Joseph
Rozelle resigned as a director and officer of the Company and David Richardson resigned as a director of the Company.

(1) Beneficial ownership is calculated based on an aggregate of 4,503,033 Ordinary Shares outstanding as of April 13, 2008. Beneficial ownership is determined in accordance with Exchange Act Rule 13d-3. The number of shares beneficially owned by a person includes Ordinary Shares issuable upon conversion of securities and subject to options or warrants held by that person that are currently convertible or exercisable or convertible or exercisable within 60 days of April 13, 2008. The Ordinary Shares issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name, subject to community property laws, where applicable.

(2)  Unless  otherwise specified, the address for  the  directors
     and   named  executive  officers  is  c/o  Nautilus   Global
     Partners, 700 Gemini, Suite 100, Houston, TX 77027.

(3)  The  address for Mr. Clancy  is Tenarou, 49, PO  Box  73050,
     Ano Glyfada, 165 62 Greece

(4) Includes 2,394,005 Ordinary Shares held by Access America Fund, LLP ("AAF") and 2,500,000 Ordinary Shares issuable to AAF upon conversion of the Bridge Notes. Such amount does not include any Ordinary Shares issuable upon conversion of the Series A Preference Shares owned by AAF and purchased in the Offering as such Series A Preference Shares are not convertible within 60 days of the date hereof. Access America Investments LLC ("AAI") is the general manager of AAF. Mr. DeLape is the Chairman of AAI and he is also a control person of Benchmark Equity Group which owns 41.7% of AAI. Accordingly, Mr. DeLape may be deemed to share indirect beneficial ownership of the Ordinary Shares held by AAF. Mr. DeLape, however, expressly disclaims beneficial ownership of such Ordinary Shares. The amount of Ordinary Shares also excludes 250,000 Ordinary Shares issuable upon the exercise of stock options, which the Company has agreed to issue to Mr. DeLape. The exercise terms of such options have not been determined.

(5) Consists of 2,394,005 Ordinary Shares and 2,500,000 Ordinary Shares issuable upon conversion of the Bridge Notes. Excludes (i) all Ordinary Shares issuable upon conversion of the Series A Preference Shares owned by AAF and purchased in the Offering as such Series A Preference Shares are not convertible within 60 days of the date hereof and (ii)
     250,000 Ordinary Shares issuable upon the exercise of options which the Company has agreed to issue to Mr. DeLape.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

     On April 10, 2006, we issued an aggregate of 1,050,000 of our ordinary shares to the individuals and entities set forth below for $1,050 in cash, at a purchase price of $0.001 per share, as follows:

Name                           Number of       Relationship to Us
                                 Shares
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Nautilus Global Partners, LLC   1,000,000   At the time of the transaction,
700 Gemini, Suite 100                       Joseph Rozelle, was our President,
Houston, TX 77058                           Chief Financial Officer and a
                                            director and he was, and still
                                            currently is, the President of
                                            Nautilus Global Partners, LLC.
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Mid-Ocean Consulting Limited       50,000   At the time of the transaction,
Bayside House                               David Richardson, was one of our
Bayside Executive Park                      directors and he was, and still
West Bay Street & Blake Road                currently is, the owner, president
Nassau, Bahamas                             and CEO of Mid-Ocean Consulting.
------------------------------------------------------------------------------

     Our Board of Directors does not have any policies or procedures that it follows in connection to transactions it undertakes with related parties. The determination of any policies or procedures will be made after we consummate a business combination.

     Mr. Clancy, who was appointed a director of the Company effective as of the Acquisition Closing, was a controlling stockholder and a Manager of Aegean Earth, prior to the Acquisition. Pursuant to the terms of the Acquisition Agreement, Mr. Clancy received 250,000 Ordinary Shares in exchange for his capital stock of Aegean Earth.

     Access America Fund, LP ("AAF") previously agreed to loan to the Company up to $500,000. In November 2007, AAF loaned to the Company $300,000, which loan is evidenced by a convertible bridge note. The loans were used by the Company to provide working capital to Aegean Earth prior to the Acquisition. The bridge note bears interest at the rate of 6% per annum and are payable on demand. The bridge note, is convertible at any time and from time to time by the holder into an aggregate of approximately 2,500,000 Ordinary Shares in the aggregate. Mr. Frank DeLape, the Company's Executive Chairman is the Chairman of Access America Investments, LLC ("AAI"), the general partner of AAF and Joseph Rozelle, a director and Chief Financial Officer of the Company at the time the loans were made is the Chief Financial
Officer of AAI. The control person of AAF is AAI. Mr. DeLape may be deemed a control person of AAI.

Director Independence

     Our Board of Directors does not believe that any of the directors qualifies as independent under the rules of any of the national securities exchanges.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

      Audit fees include fees paid by the Company to its auditors in connection with the annual audit of the Company's financial statements and the auditor's review of the Company's interim financial statements. The aggregate fees billed to the Company by PMB Helin Donovan LLP for audit services for the fiscal year ended
December 31, 2007 and the period from inception (March 10, 2006) through December 31, 2006 were $4,240 and $5,800, respectively.

Audit Related Fees

     Audit related fees include fees paid by the Company to its auditors for services related to accounting consultations and internal control review. There were no audit-related fees paid by the Company for either the fiscal year ended December 31, 2007 or the period from inception (March 10, 2006) through December 31, 2006.

Tax Fees

      Tax fees include fees paid by the Company to its auditors for corporate tax compliance and tax advisory services. There were no tax-related fees billed to the Company for either of the fiscal year ended December 31, 2007 or the period from inception (March 10, 2006) through December 31, 2006.

All Other Fees

      All  other  fees include fees paid by the  Company  to  its auditors  for all other services rendered by the auditor  to  the
Company. There were no fees for other services paid by the Company for the year ended December 31, 2007 or the period from inception (March 10, 2006) through December 31, 2006.

Pre-Approval of Services

     We do not have an audit committee. As a result, our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

                             PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.


(a)(1)    Financial Statements:

      The list of financial statements filed as part of this annual report is provided on page F-1.

(a)(2)    Financial Statement Schedules

     None

(a)(3)  Exhibits:

Exhibit
Number                Description

3.1  Amended Memorandum and Articles of Association (1)
3.2  Memorandum of Association (1)
3.3  Articles of Association (1)
4.1 Resolutions of the Registrant's Board of Directors establishing and approving the terms of the Series A Preference Shares. (1)

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

 Date: April 18, 2008        AEGEAN EARTH AND MARINE CORPORATION
       --------------

                             By:   /s/  Frank DeLape
                                ----------------------------------
                             Name:  Frank DeLape
                             Title: Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 Date: April 18, 2008        /s/  Frank DeLape
       --------------        --------------------------------------
                             Name:  Frank DeLape
                             Title: Executive Chairman and Director
                                    (Principal Executive Officer)


 Date: April 18, 2008        /s/ Rizos Krikis
       --------------        --------------------------------------
                             Name:  Rizos Krikis
                             Title: Chief Financial Officer (Principal
                                    Financial Officer and Principal
                                    Accounting Officer)



Date:  April 18, 2008        /s/ Joseph Clancy
       --------------        ---------------------------------------
                             Name:  Joseph Clancy
                             Title:  Director

               Aegean Earth and Marine Corporation
               (formerly Tiger Growth Corporation)
                  (A Development Stage Company)


                  Index to Financial Statements

                                                             PAGE
                                                             ----

Report of Independent Registered Public Accounting Firm.....  F-2

Balance Sheets as of December 31, 2007 and 2006.............  F-3

Statements of Operations for the year ended December 31,
   2007, the period March 10, 2006 (date of inception)
   through December 31, 2006 and the cumulative
   period from March 10, 2006 (date of inception) through
   December 31, 2007........................................  F-4

Statement of Shareholders' Equity (Deficit) for the year
   ended December 31, 2007, the period March 10, 2006
   (date of inception) through December 31, 2006 and the
   cumulative period from March 10, 2006 (date of
   inception) through December 31, 2007.....................  F-5

Statements of Cash Flows for the year ended December 31,
   2007, the period March 10, 2006 (date of inception)
   through December 31, 2006 and the cumulative
   period from March 10, 2006 (date of inception)
   through December 31, 2007................................  F-6

Notes to Financial Statements...............................  F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aegean Earth and Marine Corporation (formerly Tiger Growth
Corporation):

We have audited the accompanying balance sheets of Aegean Earth and Marine Corporation (the "Company" - formerly Tiger Growth Corporation) (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2007, the period from inception (March 10, 2006) through December 31, 2006, and the cumulative period from inception
(March 10, 2006) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aegean Earth and Marine Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007, the period from inception (March 10, 2006) through December 31, 2006, and the cumulative period from inception (March 10, 2006) through December 31, 2007, in conformity with generally accepted accounting principles in the United States of America.

As discussed in note 11 to the financial statements, the Company acquired Aegean Earth, S.A. (a Greek Company) in 2008 and raised approximately $5.7 million in a private placement transaction in 2008.

The accumulated deficit during the development stage for the period from date of inception through December 31, 2007 is $123,280.


PMB Helin Donovan, LLP

/S/PMB Helin Donovan, LLP
-------------------------


April 16, 2008
Houston, Texas

               Aegean Earth and Marine Corporation
               (formerly Tiger Growth Corporation
                  (A Development Stage Company)
                         Balance Sheets

                                                 December 31,   December 31,
                                                     2007           2006
                                                 -----------    -----------
ASSETS


CURRENT ASSETS
   Cash and cash equivalents                     $   152,789    $    35,972
   Short-term notes receivable - affiliate            85,025             --
   Interest receivable                                   111             --
                                                 -----------    -----------
       Total assets                              $   237,925    $    35,972
                                                 ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Payable to affiliate                          $     6,497    $     6,754
   Accounts payable                                    4,448          7,730
   Interest payable                                    2,910             --
   Short-term note payable - affiliate               300,000             --
                                                 -----------    -----------

       Total current liabilities                     313,855         14,484
                                                 -----------    -----------

Commitments and Contingencies (Note 10)                   --             --
                                                 -----------    -----------
SHAREHOLDERS' EQUITY (DEFICIT)
   Preference shares, $0.00064 par value,
     20,000,000 shares authorized, none issued
     and outstanding                                      --             --
   Ordinary shares, $.000064 par value;
     78,125,000 shares authorized; 2,002,691
     issued and outstanding as of December
     31, 2007 and 2006                                 1,282          1,282
   Additional paid in capital                         46,068         46,068
   Deficit accumulated during development stage     (123,280)       (25,862)
                                                 -----------    -----------
       Total shareholders' equity (deficit)          (75,930)        21,488
                                                 -----------    -----------
       Total liabilities and shareholders'
         equity (deficit)                        $   237,925    $    35,972
                                                 ===========    ===========









The accompanying notes are an integral part of these financial statements.

               Aegean Earth and Marine Corporation
               (formerly Tiger Growth Corporation)
                  (A Development Stage Company)
                    Statements of Operations

                                                            Period of inception    Cumulative During
                                                              (March 10, 2006)     Development Stage
                                          Year Ended         through December      (March 10, 2006 to
                                       December 31, 2007        31, 2006           December 31, 2007)
                                       -----------------    -------------------    ------------------

Revenues                               $              --    $                --    $               --
                                       -----------------    -------------------    ------------------
Expenses
   Formation, general and
     administrative expenses                      94,135                 26,374               120,509
                                       -----------------    -------------------    ------------------
         Total operating expenses                 94,135                 26,374               120,509
                                       -----------------    -------------------    ------------------

         Operating loss                          (94,135)              (26,374)              (120,509)
                                       -----------------    -------------------    ------------------
   Other income (expense)
     Interest, dividend and other
      income (expense)                            (3,283)                  512                 (2,771)
                                       -----------------    -------------------    ------------------
   Total other income (expense)                   (3,283)                  512                 (2,771)
                                       -----------------    -------------------    ------------------

         Net loss                      $         (97,418)              (25,862)    $         (123,280)
                                       =================    ==================     ==================
Basic and diluted loss per share       $           (0.05)   $            (0.01)
                                       =================    ==================
Weighted average ordinary shares
  outstanding - basic and diluted              2,002,691             1,917,766
                                       =================    ==================











 The accompanying notes are an integral part of these financial statements.

                       Aegean Earth and Marine Corporation
                       (formerly Tiger Growth Corporation)
                          (A Development Stage Company)
                   Statement of Shareholders' Equity (Deficit)
For the period from March 10, 2006 (Date of Inception) to December 31, 2007


                                                                                              Deficit
                                                                                            Accumulated
                                                                               Additional   during the
                                  Preferred Stock          Common Stock         Paid In     Development
                                 Shares     Amount      Shares      Amount      Capital        Stage        Totals
                                --------  ----------  ----------  ----------  ------------  -----------  ------------
Founder shares issued
  on April 10, 2006                    -  $        -   1,640,625  $    1,050  $          -  $         -  $      1,050
Shares issued during 2006
  at $0.1279 per share                 -           -     362,066         232        46,068            -        46,300
Net loss                               -           -           -           -             -      (25,862)      (25,862)
                                --------  ----------  ----------  ----------  ------------  -----------  ------------
Balance as of December 31, 2006        -           -   2,002,691       1,282        46,068      (25,862)       21,488

Net loss                               -           -           -           -             -      (97,418)      (97,418)
                                --------  ----------  ----------  ----------  ------------  -----------  ------------
Balance as of December 31, 2007        -  $        -   2,002,691  $    1,282  $     46,068  $  (123,280) $    (75,930)
                                ========  ==========  ==========  ==========  ============  ===========  ============


















The accompanying notes are an integral part of these financial statements.

               Aegean Earth and Marine Corporation
               (formerly Tiger Growth Corporation
                  (A Development Stage Company)
                    Statements of Cash Flows

                                                                                                Cumulative During
                                                                         From Inception (March  Development Stage
                                                       Year Ended         10, 2006) through     (March 10, 2006 to
                                                    December 31, 2007     December 31, 2006     December 31, 2007)
                                                    -----------------     -----------------     ------------------
Cash flows from operating activities
  Net loss                                          $         (97,418)    $         (25,862)     $       (123,280)
  Adjustments to reconcile net loss to cash
     used in operating activities:
     Shares issued to Founder for payment of
       formation costs                                             --                 1,050                 1,050
     Changes in operating assets and liabilities
       Interest payable                                         2,910                                       2,910
       Interest receivable                                       (111)                                       (111)
       Payable to affiliate                                      (257)                6,754                 6,497
       Accounts payable                                        (3,282)                7,730                 4,448
                                                    -----------------     -----------------     -----------------

Net cash used in operating activities                         (98,158)              (10,328)             (108,486)
                                                    -----------------     -----------------     -----------------
Cash flows from investing activities
  Notes receivable-affiliate                                  (85,025)                   --               (85,025)
                                                    -----------------     -----------------     -----------------

Net cash used in investing activities                         (85,025)                   --               (85,025)
                                                    -----------------     -----------------     -----------------
Cash flows from financing activities
  Proceeds from issuance of ordinary shares                        --                46,300                46,300
  Proceeds from note payable-affiliate                        300,000                    --               300,000
                                                    -----------------     -----------------     -----------------
Net cash provided by financing activities                     300,000                46,300               346,300
                                                    -----------------     -----------------     -----------------

Net increase in cash and cash equivalents                     116,817                35,972               152,789
                                                    -----------------     -----------------     -----------------

Cash and cash equivalents at beginning
  of the period                                                35,972                    --                    --
                                                    -----------------     -----------------     -----------------
Cash and cash equivalents at end of the period      $         152,789     $          35,972     $         152,789
                                                    =================     =================     =================
Supplemental disclosures of cash flow information:
  Interest paid                                     $               -     $               -     $               -
                                                    =================     =================     =================

  Income taxes paid                                 $               -     $               -     $               -
                                                    =================     =================     =================

The accompanying notes are an integral part of these financial statements.

               Aegean Earth and Marine Corporation
               (formerly Tiger Growth Corporation)
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2007

NOTE 1 - Organization, Business and Operations

On  March  10,  2006,  Aegean Earth and  Marine  Corporation  and
Subsidiaries, formerly Tiger Growth Corporation (the "Company"), was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.

At December 31, 2007, the Company had not yet commenced operations. Expenses incurred from inception through December 31, 2007 relate to the Company's formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

The Company, based on its proposed business activities, was a "blank check" company as of December 31, 2007. The Securities and Exchange Commission defines such a company as "a development stage company" as it either has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued `penny stock,' as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination with an operating entity.

On February 29, 2008, the Company acquired Aegean Earth, S.A. for
500,000  ordinary  shares  of  the  Company.   (See  Note  11   -
Subsequent Events).

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

At December 31, 2007, there were 2,500,000 potentially dilutive ordinary shares outstanding based on the potential conversion of the note payable (See Note 6).

On January 8, 2008, the Company divided and increased the authorized ordinary share capital of the Company from 50,000,000 Ordinary Shares of $0.001 par value each to 78,125,000 Ordinary Shares of 0.00064 par value each by the division (split) of 50,000,000 Ordinary Shares of US$0.001 par value each into
78,125,000 Ordinary Shares of US$0.00064 par value each. This resulted in every shareholder as of January 8, 2008 receiving 100 Ordinary shares for every 64 Ordinary shares previously held. This was treated as a stock split for U.S. GAAP purposes, and all share and per share data is presented as if the division took place as of the date of inception, March 10, 2006. On January 8, 2008, the Company also divided and increased the authorized preference share capital of the Company from 1,000,000 Preference Shares of $0.001 par value each to 20,000,000 Preference Shares of $0.00064 par value by the division of 1,000,000 Preference Shares of US$0.001 par value each into 1,562,500 Preference Shares of US$0.00064 par value each, and the authorization of an additional 18,437,500 Preference Shares with a par value of US$0.00064 each.

Income Taxes

Aegean Earth and Marine Corporation was registered as an Exempted Company in the Cayman Islands, and therefore, is not subject to Cayman Island income taxes for 20 years from the Date of Inception. While the Company has no intention of conducting any business activities in the United States, the Company would be subject to United States income taxes based on such activities that would occur in the United States.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, a note receivable from an affiliate, payables to an affiliate, and a note payable to an affiliate. The fair value of cash and cash equivalents approximates the recorded amounts because of the liquidity and short-term nature of these items. The fair value of the note receivable, and payable to an affiliate, and note payable approximate the recorded amounts.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations - Revised 2007. SFAS 141 R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is evaluating what effect the adoption of this pronouncement will have on its future financial statements, if any.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception through December 31, 2007. On February 29, 2008, simultaneously with the acquisition of Aegean Earth S.A. for 500,000 ordinary shares, the Company raised $5.7 million in a private placement for a potential acquisition and for the operations of the Company. (See Note 11 - Subsequent Events). The Company believes that this will be sufficient for the next 12 months to achieve its business objectives. There can be no assurances that the Company will ever consummate another business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell additional ordinary shares.

NOTE 4 - Note Receivable - Affiliate

In December 2007, the Company entered into two notes receivable with Aegean Earth, S.A., a Greek Company, for $85,025. These notes bear interest at the rate of 6% per year and are payable on demand. These notes were written primarily to provide working capital to Aegean Earth S.A. prior to a contemplated acquisition of Aegean Earth S.A. and funding from additional investors. In February 29, 2008, the Company acquired all of the outstanding shares of Aegean Earth S.A. (See Note 11 - Subsequent Events).

NOTE 5 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $6,497 to a Founder of the Company. The payable is non-interest bearing and payable on demand. The Company also has accounts payable related to the formation of the Company and general and administrative expenses for $4,448.

NOTE 6 - Note Payable - Affiliate

In November 2007, the Company entered into a Note Payable with Access America Fund, LP for $300,000 at an annual interest rate of 6%, payable on demand. To date, no demand has been made for the payment of these notes. These notes are convertible at the option of the holder at any time for 2,500,000 ordinary shares of the Company. Access America Fund, LP holds the majority of the shares in the Company.

NOTE 7 - Other Related Party Transactions

In November 2007, the Company reimbursed Access America Investments, LLC ("AAI") for $84,980 in due diligence related expenses that were incurred by AAI on behalf of the Company relating to the potential acquisition of Aegean Earth, S.A. (See
Note 11 - Subsequent Events).

NOTE 8 - Ordinary Shares

On April 10, 2006, the Company was capitalized with 1,640,625 shares of its restricted ordinary shares issued at par value of $0.00064 per share, for consideration of $1,050 to its founding shareholders. These shares, along with a payable issued to the founder of $5,548, were the basis of the funding of the Company's $6,598 in formation costs. On May 31, 2006, the Company sold 277,610 shares of its restricted ordinary shares for $35,500. The restricted ordinary shares were sold to 355 offshore private investors pursuant to a Private Placement Offering in lots of 782 shares each at $0.1279 per share. On July 18, 2006, the Company sold an additional 84,456 shares of its restricted ordinary shares for $10,800. The restricted ordinary shares were sold to 108 offshore private investors pursuant to a Private Placement Offering in lots of 782 shares each at $0.1279 per share. No underwriting discounts or commissions were paid with respect to such sales.

NOTE 9 - Preference Shares

On December 31, 2007, the Company was authorized to issue 1,562,500 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2007, there were no preference shares issued or outstanding. In January 2008, the Company increased the number of authorized preference shares to 20 million, and designated 5,000,000 as Series A Preference Shares (See Note 11 - Subsequent Events).

NOTE 10 - Commitments and Contingencies

The Company may become subject to various claims and litigation. The Company vigorously defends its legal position when these matters arise. The Company is not a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 11 - Subsequent Events

On January 8, 2008, the Company amended its Articles of Association to increase its authorized share capital from 50,000,000 Ordinary Shares and 1,000,000 Preference Shares to 78,125,000 Ordinary Shares and 20,000,000 Preference Shares. In addition, our issued and outstanding Ordinary Shares increased from 1,281,500 Ordinary Shares immediately prior to the stock split to 2,002,691 Ordinary Shares immediately after the stock split. All share and per share data give effect to this split applied retroactively as if it occurred at the date of inception. The Company also changed its corporate name in January 2008 to Aegean Earth and Marine Corporation in anticipation of a proposed transaction.

On January 15, 2008, the Company designated 5 million of our Preference Shares as Series A Preference Shares. The Series A Preference Shares shall rank senior as to the payment of dividends and in liquidation as to the Ordinary Shares. The Series A Preference Shares have a stated value of $3.00 per share, which is subject to adjustment (the "Stated Value"). The Series A Preference Shares have the right to vote only with respect to matters relating to amendments of any of the preferences, rights or limitations of the Series A Preference Share or the issuance by the Company of Preference Shares having rights equal to and/or superior to the Series A Preference Shares.

     On February 29, 2008, the Company acquired all of the outstanding capital stock of Aegean Earth, S.A., a company organized under the laws of Greece ("Aegean Earth"), from Joseph Clancy and Konstantinos Polites, the sole stockholders of Aegean Earth (the "Aegean Earth Shareholders") pursuant to an Acquisition Agreement dated as of February 29, 2008 for 500,000 of the Company's ordinary shares. Effective at the closing of the Acquisition (the "Acquisition Closing") (i) Aegean Earth became a wholly-owned subsidiary of the Company. The focus of Aegean Earth S.A. is to participate in the construction and development business for, among other projects, the direct contracting or joint venturing in the construction and development of real estate projects, roads, utility structures, commercial buildings, and other related facilities. Based on a prior transaction involving the sale of the Company's ordinary shares, the Company values the purchase at $50,000. The Company has not yet finalized its purchase price allocation of this transaction.

     Simultaneously with the Acquisition Closing, the Company in a private offering made solely to accredited investors sold 1,908,675 ordinary shares and 1,908,675 Series A Preference Shares for aggregate gross proceeds of approximately $5,726,025. On April 8, 2008 the Company sold an additional 91,667 Ordinary Shares and 91,667 Series A Preference Shares for aggregate gross proceeds of approximately $275,001.