Form 10-Q
period 2008-03-31
Aegean Earth & Marine CORP
filed 2008-05-20
CIK 1368195

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2008

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

                Commission File Number 000-52136

               Aegean Earth & Marine Corporation
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

	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]       Accelerated filer [ ]

Non-accelerated filer   [ ]       Smaller Reporting Company [X]
(Do not check if a smaller
   reporting company)


     Indicate by check mark whether the registrant is a shell
company (as defined in rule 12b-2 of the Exchange Act).
                                        YES [ ]    NO [X]

     At May 19, 2008, there were 7,003,033 shares of Registrant's ordinary shares outstanding.

                         GENERAL INDEX
                                                             Page
                                                            Number
--------------------------------------------------------------------

                            PART I.
                     FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS...............................   3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..............   12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK......................................   15

ITEM 4.   CONTROLS AND PROCEDURES............................   15


                            PART II.
                       OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS..................................   15

ITEM 1A.  RISK FACTORS.......................................   15

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND
            USE OF PROCEEDS..................................   15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES....................   15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS..........................................   15

ITEM 5.   OTHER INFORMATION..................................   16

ITEM 6.   EXHIBITS...........................................   16

SIGNATURES...................................................   16

                PART I  -  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS


               Aegean Earth and Marine Corporation
               (formerly Tiger Growth Corporation)
                  (A Development Stage Company)
              Consolidated Condensed Balance Sheets

                                            March 31, 2008    December 31, 2007
                                           ----------------   -----------------
                                               (unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                 $      5,758,664   $         152,789
 Short-term notes receivable - affiliate                 --              85,025
 Interest receivable                                     --                 111
 Other receivables                                   10,715                  --
                                           ----------------   -----------------

     Total current assets                         5,769,379             237,925
                                           ----------------   -----------------

   Goodwill                                         144,113                  --
                                           ----------------   -----------------

     Total assets                          $      5,913,492   $         237,925
                                           ================   =================


LIABILITIES AND SHAREHOLDERS' EQUITY
        (DEFICIT)

CURRENT LIABILITIES
  Payable to affiliate                     $         90,831    $          6,497
  Accounts payable                                   51,930               4,448
  Interest payable - affiliate                        7,410               2,910
  Short-term note payable - affiliate               300,000             300,000
                                           ----------------   -----------------
     Total current liabilities                      450,171             313,855
                                           ----------------   -----------------

Commitments and Contingencies (Note 10)                  --                  --
                                           ----------------   -----------------

SHAREHOLDERS' EQUITY (DEFICIT)

  Preference shares, $0.00064 par
    value, 20,000,000 shares
    authorized, 1,908,675 and -0-
    issued and outstanding as
    of March 31, 2008 and
    December 31, 2007, respectively                   1,221                  --
  Ordinary shares, $0.00064 par
    value; 78,125,000 shares
    authorized; 4,441,366 and
    2,002,691 issued and outstanding
    as of March 31, 2008 and
    December 31, 2007, respectively                   2,824              1,282

  Additional paid in capital                      5,819,330             46,068
  Cumulative translation adjustment                  (7,620)                --
  Deficit accumulated during
    development stage                              (352,434)          (123,280)
                                           ----------------   -----------------

     Total shareholders' equity (deficit)         5,463,321            (75,930)
                                           ----------------   -----------------

     Total liabilities and shareholders'
       equity (deficit)                    $      5,913,492   $        237,925
                                           ================   =================

 See accompanying notes to condensed consolidated financial statements.

                                     Aegean Earth & Marine Corporation
                                    (formerly Tiger Growth Corporation)
                                      (A Development Stage Company)
                             Consolidated Condensed Statements of Operations
                                                (Unaudited)

                                                                              Cumulative During
                                                                              Development Stage
                                  Three Months Ended    Three Months Ended    (March 10, 2006 to
                                    March 31, 2008        March 31, 2007        March 31, 2008)
                                  ------------------    ------------------    ------------------

Revenues                          $               --    $               --    $               --

Expenses
  Formation, general and
    administrative expenses                  250,711                 3,050               371,220
                                  ------------------    ------------------    ------------------
    Total operating expenses                 250,711                 3,050               371,220
                                  ------------------    ------------------    ------------------

    Operating loss                          (250,711)               (3,050)             (371,220)
                                  ------------------    ------------------    ------------------

  Other income (expense)
    Interest, dividend and other
      income (expense)                        21,557                    --                18,786
                                  ------------------    ------------------    ------------------
    Total other income (expense)              21,557                    --                18,786

    Net loss                                (229,154)               (3,050)             (352,434)
                                  ------------------    ------------------    ------------------

Preferred shares dividend accrued            (28,630)                   --               (28,630)
                                  ------------------    ------------------    ------------------
Net loss attributable to
  ordinary shares                 $         (257,784)   $           (3,050)   $         (381,064)
                                  ==================    ==================    ==================

Basic and diluted loss per share  $            (0.09)   $            (0.00)
                                  ==================    ==================

Weighted average ordinary shares
  outstanding - basic and diluted          2,849,698             2,002,691
                                  ==================    ==================


See accompanying notes to consolidated condensed financial statements.

               Aegean Earth and Marine Corporation
               (formerly Tiger Growth Corporation)
                  (A Development Stage Company)
         Consolidated Condensed Statements of Cash Flows
                           (Unaudited)

                                                                                              Cumulative During
                                                                                             Development Stage
                                                Three Months Ended    Three Months Ended    (March 10, 2006 to
                                                  March 31, 2008        March 31, 2007        March 31, 2008)
                                                ------------------    ------------------    ------------------
Cash flows from operating activities
  Net loss                                      $         (229,154)   $           (3,050)   $         (352,434)
  Adjustments to reconcile net loss to cash
    used in operating activities:
      Shares issued to Founder for payment
        of formation costs                                      --                    --                 1,050
       Changes in operating assets and
        liabilities
          Interest payable                                   4,500                    --                 7,410
          Interest and other receivables                    (5,778)                   --                (5,889)
          Payable to affiliate                              21,320                (1,785)               27,817
          Accounts payable                                  46,026                (4,680)               50,474
                                                ------------------    ------------------    ------------------
Net cash used in operating activities                     (163,086)               (9,515)             (271,572)
                                                ------------------    ------------------    ------------------

Cash flows from investing activities
  Net cash acquired of Aegean Earth S.A.                    51,452                    --                51,452
  Notes receivable-affiliate                                    --                    --               (85,025)
                                                ------------------    ------------------    ------------------
Net cash used in investing activities                       51,452                    --               (33,573)
                                                ------------------    ------------------    ------------------

Cash flows from financing activities
  Proceeds from issuance of equity                       5,726,025                    --             5,772,325
  Proceeds from note payable-affiliate                          --                    --               300,000
                                                ------------------    ------------------    ------------------
Net cash provided by financing activities                5,726,025                    --             6,072,325
                                                ------------------    ------------------    ------------------

Net increase in cash and cash equivalents                5,614,391                (9,515)            5,767,736
                                                ------------------    ------------------    ------------------

Effect of exchange rates on cash and
  cash equivalents                                          (8,516)                   --                (8,516)
                                                ------------------    ------------------    ------------------

Cash and cash equivalents at beginning
  of the period                                            152,789                35,972                    --
                                                ------------------    ------------------    ------------------

Cash and cash equivalents at end of the period  $        5,758,664    $           26,457    $        5,758,664
                                                ==================    ==================    ==================

Supplemental disclosures of cash
  flow information:
    Interest paid                               $               --    $               --    $               --
                                                ==================    ==================    ==================

    Income taxes paid                           $               --    $               --    $               --
                                                ==================    ==================    ==================
    Stock issued in acquisition of
      Aegean Earth, S.A.                        $           50,000    $               --    $           50,000
                                                ==================    ==================    ==================



See accompanying notes to consolidated condensed financial statements.

                Aegean Earth & Marine Corporation
                  (A Development Stage Company)

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         March 31, 2008
                           (Unaudited)

NOTE 1 - Organization, Business and Operations

On March 10, 2006, Aegean Earth and Marine Corporation, formerly Tiger Growth Corporation ("we", "us", "our" or the "Company"), was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business. On February 29, 2008, the Company acquired Aegean Earth S.A., a Greek company formed with the intention of operating in the construction and development sectors in Greece and the surrounding areas.

Through our wholly owned subsidiary, Aegean Earth S.A., we intend to engage in the business of construction and development of real estate projects, roads, utility structures, commercial buildings, and other related facilities in Greece, the Mediterranean and Balkan countries and other parts of Southern and Eastern Europe, either alone or by forming joint ventures with other companies. We also intend to actively pursue the acquisition of complimentary construction companies to increase construction project opportunities and revenue. We are actively pursuing construction opportunities both in the private and public sectors throughout the Mediterranean, Middle East, and Northern Africa regions. We are also actively pursuing the acquisition of one company which we believe will be completed in the second or third quarter of 2008, provided, however, that no assurance can be given that such acquisition will be completed by then or at all.

On January 8, 2008, the Company amended its Memorandum and Articles of Association to increase its authorized share capital from 50,000,000 Ordinary Shares and 1,000,000 Preference Shares to 78,125,000 Ordinary Shares and 20,000,000 Preference Shares. In addition, our issued and outstanding Ordinary Shares increased from 1,281,500 Ordinary Shares immediately prior to the stock split to 2,002,691 Ordinary Shares immediately after the stock split. All share and per share data give effect to this split applied retroactively as if it occurred at the date of inception. The Company also changed its corporate name in January 2008 to Aegean Earth and Marine Corporation in anticipation of a proposed transaction.

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

On February 29, 2008, the Company acquired all of the outstanding capital stock of Aegean Earth, S.A., a company organized under the laws of Greece ("Aegean Earth"), from Joseph Clancy and Konstantinos Polites, the sole stockholders of Aegean Earth (the "Aegean Earth Shareholders") pursuant to an Acquisition Agreement dated as of February 29, 2008 for 500,000 of the Company's ordinary shares. Effective at the closing of the Acquisition (the "Acquisition Closing") Aegean Earth became a wholly-owned subsidiary of the Company. The focus of Aegean Earth S.A. is to participate in the construction and development business for, among other projects, the direct contracting or joint venturing in the construction and development of real estate projects, roads, utility structures, commercial buildings, and other related facilities. Based on a prior transaction involving the sale of the Company's ordinary shares, the Company values the purchase at $50,000.

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

At March 31, 2008, there were 2,500,000 potentially dilutive ordinary shares outstanding based on the potential conversion of the note payable (See Note 6).

On January 8, 2008, the Company divided and increased the authorized ordinary share capital of the Company from 50,000,000 Ordinary Shares of $0.001 par value each to 78,125,000 Ordinary Shares of $0.00064 par value each by the division (split) of
50,000,000  Ordinary  Shares  of US$0.001  par  value  each  into
78,125,000 Ordinary Shares of US$0.00064 par value each. This resulted in every shareholder as of January 8, 2008 receiving 100 Ordinary shares for every 64 Ordinary shares previously held. This was treated as a stock split for U.S. GAAP purposes, and all share and per share data is presented as if the division took place as of the date of inception, March 10, 2006. On January 8, 2008, the Company also divided and increased the authorized preference share capital of the Company from 1,000,000 Preference Shares of $0.001 par value each to 20,000,000 Preference Shares of $0.00064 par value by the division of 1,000,000 Preference Shares of US$0.001 par value each into 1,562,500 Preference Shares of US$0.00064 par value each, and the authorization of an additional 18,437,500 Preference Shares with a par value of US$0.00064 each.

Income Taxes

Aegean Earth and Marine Corporation was registered as an Exempted Company in the Cayman Islands, and therefore, is not subject to Cayman Island income taxes for 20 years from the Date of Inception. While the Company has no intention of conducting any business activities in the United States, the Company would be subject to United States income taxes based on such activities that would occur in the United States. The Company's wholly owned subsidiary, Aegean Earth S.A. may be subject to income and other taxes in Greece. The statutory corporate income tax rate in Greece is 25%.

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

The Company adopted SFAS No. 157 effective January 1, 2008. SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework.
SFAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company's financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1- quoted prices in active markets for identical assets and liabilities.

Level 2- observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 - unobservable inputs.

The adoption of FAS 157 did not have an effect on the Company's financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of March 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At March 31, 2008 all financial assets consisted of cash and cash equivalents.

Foreign Currency Translations and Transactions

The Company uses the "Current rate method" to translate the financial statements of Aegean Earth, S.A. from EUR into U.S. Dollars, as required under the Statement of Financial Accounting Standard ("SFAS") No. 52, "Foreign Currency Translation" issued by the Financial Accounting Standard Board ("FASB"). The Company's assets and liabilities are translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. Additional paid-in capital is translated at the historical rate. Adjustments resulting from the translation of the Company's balance sheets from EUR into U.S. Dollars are recorded in stockholders' equity as part of accumulated comprehensive income. The statement of operations is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are reflected in the statement of operations for the reporting periods.

Recently Issued Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities
- including an amendment of FASB Statement No. 115." SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations. SFAS No. 159 also establishes additional disclosure requirements. The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption. The adoption of SFAS No. 159 did not have a material impact on the Company's results of operations or financial position.

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

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception through March 31, 2008. On February 29, 2008, simultaneously with the acquisition of Aegean Earth S.A. for 500,000 of the Company's ordinary shares, the Company raised $5.7 million in a private placement for a potential acquisition and for the operations of the Company. The Company believes that this will be sufficient for the next 12 months to achieve its business objectives. There can be no assurances that the Company will ever consummate another business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell additional ordinary shares.

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

NOTE 5 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $9,866 to a Founder of the Company as of March 31, 2008. The payable is non-interest bearing and payable on demand. As of March 31, 2008, the Company also has a payable to one of the founders of Aegean Earth S.A. for consulting expenses of $80,965. (See Note 7). As of March 31, 2008, the Company also has accounts payable related to the general and administrative expenses for $51,930.

NOTE 6 - Note Payable - Affiliate

In November 2007, the Company entered into a Note Payable with Access America Fund, LP for $300,000 at an annual interest rate of 6%, payable on demand. These notes are convertible at the option of the holder at any time for 2,500,000 ordinary shares of the Company. Access America Fund, LP holds the majority of the shares in the Company. On April 21, 2008 these notes were converted into 2,500,000 shares of the Company.

NOTE 7 - Other Related Party Transactions

During 2008 Aegean Earth S.A. retained the services of Ergo Systems S.A. to provide general consulting and additional services. Ergo Systems S.A. is owned by one of the founders of Aegean Earth S.A. and one of the shareholders of the Company. As of March 31, 2008, Aegean Earth S.A. owed Ergo Systems S.A. $80,965 for these services (including out-of-pocket expenses) and incurred approximately $58,000 in consulting fees since the acquisition of Aegean Earth S.A.

NOTE 8 - Ordinary Shares

On April 10, 2006, the Company was capitalized with 1,640,625 shares of its restricted ordinary shares issued at par value of $0.00064 per share, for consideration of $1,050 to its founding shareholders. These shares, along with a payable issued to the founder of $5,548, were the basis of the funding of the Company's $6,598 in formation costs. On May 31, 2006, the Company sold 277,610 shares of its restricted ordinary shares for $35,500. The restricted ordinary shares were sold to 355 offshore private investors pursuant to a Private Placement Offering in lots of 782 shares each at $0.1279 per share. On July 18, 2006, the Company sold an additional 84,456 shares of its restricted ordinary shares for $10,800. The restricted ordinary shares were sold to 108 offshore private investors pursuant to a Private Placement Offering in lots of 782 shares each at $0.1279 per share. No underwriting discounts or commissions were paid with respect to such sales. On February 29, 2008, the Company issued 1,908,675 ordinary shares in conjunction with its raising of approximately $5.7 million in financing.

NOTE 9 - Preference Shares

At formation, the Company was authorized to issue 1,562,500 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. In January 2008, the Company increased the number of authorized preference shares to 20 million, and designated 5,000,000 as Series A Preference Shares. On February 29, 2008, the Company issued 1,908,675 Series A Preference Shares in conjunction with its raising of approximately $5.7 million in financing.

The Series A Preference Shares rank senior as to the payment of dividends and in liquidation to the ordinary shares. The Series A Preference Shares have a stated value of $3.00 per share, which is subject to adjustment (the "Stated Value"). The Series A Preference Shares have the right to vote only with respect to matters relating to amendments of any of the preferences, rights or limitations of the Series A Preference Share or the issuance by the Company of Preference Shares having rights equal to and/or superior to the Series A Preference Shares. Each Series A Preference Share may be redeemed by us at our sole option at any time and from time to time commencing six months after the date of issuance (the "Redemption Date") at a redemption price equal to the sum of (i) the Stated Value, and (ii) all accrued but unpaid dividends thereon.

Unredeemed Series A Preference Shares are eligible to be converted into ordinary shares (the "Conversion Shares") at the then applicable Conversion Ratio (as defined below) thirty months after the date of issuance. Each Series A Preference Share is convertible into six (6) ordinary shares (the "Conversion Ratio"), with each date of conversion being referred to as the "Conversion Date". Upon conversion, all accrued and unpaid (undeclared) dividends on the Series A Preference Shares through the Conversion Date shall be paid in additional ordinary shares as if such dividends had been paid in additional shares of Series A Preference Shares rounded up to the nearest whole number, and then automatically converted into additional ordinary shares at the then applicable Conversion Ratio. The Conversion Ratio is subject to adjustment in the event of share splits, share dividends, combinations, reclassifications and the like and to weighted average anti-dilution protection for sales of ordinary shares at a purchase price below $0.50 per share.

Each Series A Preference Share accrues dividends at the rate of six (6%) percent per annum of the Stated Value ($0.18 per share per annum) and is payable on the Redemption Date. Dividends payable will be prorated from the date each Series A Preference Share was issued based on the number of days each such Series A Preference Share was outstanding. Dividends on the Series A Preference Shares are cumulative. No dividends or other distributions may be paid or otherwise made with respect to the ordinary shares and no ordinary shares may be repurchased by the Company during any fiscal year of the Company until dividends on the Series A Preference Shares have been declared, paid or set apart during that fiscal year. In addition, the Company reserves the right to declare and pay optional dividends to the holders of

Series A Preference Shares in such amounts, form (securities and/or cash) and at such time as determined by the Company' s
Board of Directors.

The Series A Preference Shares have a liquidation preference over the ordinary shares equal to the then stated value, plus all accrued but unpaid dividends.

NOTE 10 - Business Combination

   On  February  29,  2008,  the Company  acquired   all  of  the
outstanding capital stock of Aegean Earth, S.A., a company organized under the laws of Greece pursuant to an Acquisition Agreement dated as of February 29, 2008 for 500,000 of the
Company's ordinary shares. Effective at the closing of the Acquisition, Aegean Earth S.A. became a wholly-owned subsidiary of
the Company.   Based on a prior transaction involving the sale of
the Company's ordinary shares, the Company values the purchase at $50,000 plus the elimination of the note receivable plus accrued interest, resulting in a total purchase price of $135,986.

The Merger has been accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations." After considering all the relevant factors in determining the acquiring enterprise, including, but not limited to, relative voting rights, composition of the board of directors and senior management, and the relative size of the companies, the merger was deemed a acquisition and the Company was treated as the "acquiring" company for accounting and financial reporting purposes.


A summary of the components of the estimated purchase price for the acquisition, is as follows:


Fair value of the Company's share capital.......   $       50,000

Elimination of Note Receivable from Aegean
  Earth, S.A. plus accrued interest.............           85,986
                                                   --------------

     Total......................................   $      135,986
                                                   ==============


   The fair value of Company's common stock was estimated by management of the Company.

   The purchase price was allocated based on a determination of the value of the tangible and intangible assets acquired and liabilities assumed. The goodwill recorded as a result of the acquisition will not be amortized, but will be included in the Company's annual review of goodwill for impairment. The following represents the allocation of the purchase price to the acquired assets and liabilities of Aegean Earth, SA. This allocation was based on the fair value of the assets and liabilities of Aegean Earth S.A. as of February 29, 2008. The excess of the purchase price over the fair value of net identifiable assets acquired is reflected as goodwill:


Net tangible assets, excluding cash.............   $        4,891

Cash acquired...................................           51,452

Liabilities assumed.............................          (64,470)

Identifiable intangible assets:.................               --

Goodwill........................................          144,113
                                                   --------------

     Total......................................   $      135,986
                                                   ==============

Pro forma information for the Company reflecting the acquisition of Aegean Earth S.A, has not been provided because, historically the Company has had no operations and, therefore, a pro forma presentation of the Company's financial information would for the most part be a presentation of Aegean Earth S.A.'s financial statements. Further, the Company believes that given the limited operating history of Aegean Earth S.A. and the Company's lack of operations prior to its acquisition, a pro-forma presentation of the Company's financial statements would provide little information to the reader of these financial statements and could potentially be misleading.

NOTE 11 - Commitments and Contingencies

The Company may become subject to various claims and litigation. The Company vigorously defends its legal position when these matters arise. The Company is not a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 12 - Subsequent Events

On  April 8, 2008, the Company issued 91,667 ordinary shares  and
91,667 Series A Preference shares in conjunction with raising an additional $275,001 in financing.

On  April  21, 2008, the note payable of $300,000 Access  America
Fund, LP (See Note 6 - Note Payable - Affiliate) plus accrued interest was converted to 2,500,000 ordinary shares of the Company.



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

     Simultaneously with the Acquisition Closing, the Company sold (the "Offering") in a private offering made solely to accredited investors approximately three thousand eight hundred and seventeen (3,817) units (the "Units") at a purchase price of $1,500 per Unit for aggregate gross proceeds of approximately $5,726,025. Each Unit consisted of 500 shares of the Company's Series A Convertible Preference Shares, par value $0.00064 ("Series A Preference Shares") and 500 Ordinary Shares (1,908,675 Series A Preference Shares and 1,908,675 Ordinary Shares in the aggregate). The Series A Preference Shares and Ordinary Shares sold in the Offering were issued pursuant to the exemptions from the registration requirements of the Securities Act provided under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

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

Competition

     The real estate, construction, engineering and development business in the regions in which the Company contemplates doing business is highly competitive and the Company believes that competition will increase substantially as more grant money from Greece, the European Union and/or other countries becomes available for infrastructure and development in the Mediterranean and Balkan countries. The Company is aware of a number of larger international construction companies along with well established local construction and engineering firms that are currently contemplating developments (and others that are actively engaged in construction). Such competitors have greater financial, personnel and other resources and more extensive experience in the development/engineering/construction business than the Company.

Properties

     The Company does not own or rent any property.   The Company
utilizes office space and office equipment of its officers and directors at no cost.

Comparison of the three months ending March 31, 2008 and 2007

     Because we acquired Aegean Earth at the end of February 2008, and prior thereto we did not have any business operations, we have not had any revenues during the three months ended March 31, 2008 or March 31, 2007. Total expenses for the three months ended March 31, 2008 were $250,710, compared with $3,050 for the three months ended March 31, 2007. The increase is primarily related to legal and professional fees related to the acquisition of Aegean Earth S.A. and the addition of the operating activity in Aegean Earth S.A.

Liquidity and Capital Resources

     As of March 31, 2008, we had working capital of $5.3 million and a cash balance of $5.8 million. We believe that we will be able to meet all of our funding needs in the next twelve months, including additional planned acquisitions. No assurances can be given, however, that our business plan will succeed and that we will be not need to seek additional external financing.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK

	Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Our Chief Executive and Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive and Financial Officer has concluded that our current disclosure controls and procedures provide him with reasonable assurance that they are effective to provide him with timely material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

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


                     PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      None.

ITEM 1A.  RISK FACTORS.

      There have been no material changes to the risk factors previously disclosed under Item 1A of the Company's Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM  2.  UNREGISTERED  SALES OF EQUITY  SECURITIES  AND  USE  OF
          PROCEEDS

      There were no unregistered sales of the Company's equity securities during the three months ended March 31, 2008 that were not previously disclosed in a Form 8-K. There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended March 31, 2008.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On January 9, 2008, the Company filed an Information Statement on Schedule 14C relating to the amendment to its Memorandum and Articles of Association to increase its authorized share capital from 50,000,000 Ordinary Shares and 1,000,000 Preference Shares to 78,125,000 Ordinary Shares and 20,000,000 Preference Shares and a stock split pursuant to which the Company's issued and outstanding Ordinary Shares increased from 1,281,500 Ordinary Shares immediately prior to the stock split to 2,002,691 Ordinary Shares immediately after the stock split. The amendment and stock split were approved by the written consent of the holders of a majority of the outstanding ordinary shares.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS.


Exhibit Description
Number

31.1	Certification of Principal Executive Officer pursuant to
        Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to
        Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and
        Principal Financial Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Aegean Earth & Marine Corporation
                              (Registrant)

                              By: /s/ Rizos P. Krikos
                                 --------------------------------
                                 Rizos P. Krikos
                                 Chief Financial Officer

Date:  May 20, 2008