Form 10-Q
period 2008-06-30
Aegean Earth & Marine CORP
filed 2008-09-12
CIK 1368195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-52136

Aegean Earth & Marine Corporation

(Exact name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Nautilus Global Partners

700 Gemini, Suite 100, Houston, TX 77056

(Address of principal executive offices) (Zip Code)

(281) 488-3883

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X    NO ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    YES          NO  X

At August 19, 2008, there were 7,053,033 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Aegean Earth and Marine Corporation (formerly Tiger Growth Corporation) (A Development Stage Company)
Consolidated Condensed Balance Sheets

	June 30, 2008 (unaudited)	December 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,791,440	$152,789
Short-term notes receivable – affiliate	--	85,025
Interest receivable	--	111
Other receivables	35,156	--

Total current assets	5,826,596	237,925
Goodwill	144,113	--
Total assets	$5,970,709	$237,925

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Payable to affiliate	$9,866	$6,497
Accounts payable	81,896	4,448
Interest payable – affiliate	--	2,910
Short-term note payable – affiliate	--	300,000
Total current liabilities	91,762	313,855

Commitments and Contingencies (Note 10)	--	--

SHAREHOLDERS’ EQUITY (DEFICIT)
Preference shares, $0.00064 par value, 20,000,000 shares authorized, 2,000,342 and -0- issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	1,280	--
Ordinary shares, $0.00064 par value; 78,125,000 shares authorized; 7,003,033 and 2,002,691 issued and outstanding as of June 30, 2008 and December 31, 2007
2007, respectively	4,483	1,282
Additional paid in capital	6,400,024	46,068
Cumulative translation adjustment	(7,682)	--
Deficit accumulated during development stage	(519,158)	(123,280)
Total shareholders’ equity (deficit)	5,878,947	(75,930)
Total liabilities and shareholders’ equity (deficit)	$5,970,709	$237,925

See accompanying notes to consolidated condensed financial statements.

Aegean Earth & Marine Corporation

(formerly Tiger Growth Corporation)

(A Development Stage Company)

Consolidated Condensed Statements of Operations

(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Cumulative During Development Stage (March 10, 2006 to June 30, 2008)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	488,431	4,232	608,940
Total operating expenses	488,431	4,232	608,940

Operating loss	(488,431)	(4,232)	(608,940)

Other income
Interest, dividend and other income	92,553	90	89,782
Total other income	92,553	90	89,782

Net loss	(395,878)	(4,142)	(519,158)

Preferred shares dividend accrued	(118,845)	--	(118,845)
Net loss attributable to ordinary shares	$(514,723)	$(4,142)	$(638,003)

Basic and diluted loss per share	$(0.11)	$(0.00)	$(0.25)
Weighted average ordinary shares outstanding – basic and diluted	4,648,114	2,002,691	2,573,826

See accompanying notes to consolidated condensed financial statements.

Aegean Earth & Marine Corporation

(formerly Tiger Growth Corporation)

(A Development Stage Company)

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007

Revenues	$--	$--

Expenses
Formation, general and administrative expenses	237,720	1,182
Total operating expenses	237,720	1,182

Operating loss	(237,720)	(1,182)

Other income
Interest, dividend and other income	70,996	90
Total other income	70,996	90

Net loss	(166,724)	(1,092)

Preferred shares dividend accrued	(90,215)	--
Net loss attributable to ordinary shares	$(256,939)	$(1,092)

Basic and diluted loss per share	$(0.04)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	6,446,531	2,002,691

See accompanying notes to consolidated condensed financial statements

Aegean Earth and Marine Corporation

(formerly Tiger Growth Corporation)

 (A Development Stage Company)

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Cumulative During Development Stage (March 10, 2006 to June 30, 2008)
Cash flows from operating activities
Net loss	$(395,878)	$(4,142)	$(519,158)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Changes in operating assets and liabilities
Non-cash interest expense	4,500	--	7,410
Interest and other receivables	(30,219)	--	(30,330)
Payable to affiliate	(59,645)	354	(53,148)
Accounts payable	75,992	(3,740)	80,440
Net cash used in operating activities	(405,250)	(7,528)	(513,736)

Cash flows from investing activities
Net cash acquired of Aegean Earth S.A.	51,452	--	51,452
Notes receivable-affiliate	--	--	(85,025)
Net cash used in investing activities	51,452	--	(33,573)

Cash flows from financing activities
Proceeds from issuance of equity	6,001,026	--	6,047,326
Proceeds from issuance of note payable - affiliate	--	--	300,000
Net cash provided by financing activities	6,001,026	--	6,347,326

Net increase (decrease) in cash and cash equivalents	5,647,784	(7,528)	5,800,017

Effect of exchange rates on cash and cash equivalents	(8,577)	--	(8,577)

Cash and cash equivalents at beginning of the period	152,789	35,972	--
Cash and cash equivalents at end of the period	$5,791,440	$28,444	$5,791,440

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Stock issued in acquisition of Aegean Earth, S.A.	$50,000	$-	$50,000
Stock issued in exchange for accrued interest and note payable - affiliate.	$307,410	$-	$307,410

See accompanying notes to consolidated condensed financial statements.

Aegean Earth & Marine Corporation

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 1 - Organization, Business and Operations

On March 10, 2006, Aegean Earth and Marine Corporation, formerly Tiger Growth Corporation (“we”, “us”, “our” or the "Company"), was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business. On February 29, 2008, the Company acquired Aegean Earth S.A., a Greek company formed with the intention of operating in the construction and development sectors in Greece and the surrounding areas.

Through our wholly owned subsidiary, Aegean Earth S.A., we intend to engage in the business of construction and development of real estate projects, roads, utility structures, commercial buildings, and other related facilities in Greece, the Mediterranean and Balkan countries and other parts of Southern and Eastern Europe, either alone or by forming joint ventures with other companies.  We also intend to actively pursue the acquisition of complimentary construction companies to increase construction project opportunities and revenue.  We are actively pursuing construction opportunities both in the private and public sectors throughout the Mediterranean, Middle East, and Northern Africa regions.  We are also actively pursuing the acquisition of one company which we believe will be completed in the third or fourth quarter of 2008, provided, however, that no assurance can be given that such acquisition will be completed by then or at all.

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

On January 15, 2008, the Company designated 5 million of our Preference Shares as Series A Preference Shares. The Series A Preference Shares shall rank senior as to the payment of dividends and in liquidation as to the Ordinary Shares.  The Series A Preference Shares have a stated value of $3.00 per share, which is subject to adjustment (the “Stated Value”).  The Series A Preference Shares have the right to vote only with respect to matters relating to amendments of any of the preferences, rights or limitations of the Series A Preference Share or the issuance by the Company of Preference Shares having rights equal to and/or superior to the Series A Preference Shares.

On February 29, 2008, the Company acquired all of the outstanding capital stock of Aegean Earth, S.A., a company organized under the laws of Greece (“Aegean Earth”), from Joseph Clancy and Konstantinos Polites, the sole stockholders of Aegean Earth (the “Aegean Earth Shareholders”) pursuant to an Acquisition Agreement dated as of February 29, 2008 for 500,000 of the Company’s ordinary shares.  Effective at the closing of the Acquisition (the “Acquisition Closing”) Aegean Earth became a wholly-owned subsidiary of the Company.   The focus of Aegean Earth S.A. is to participate in the construction and development business for, among other projects, the direct contracting or joint venturing in the construction and development of real estate projects, roads, utility structures, commercial buildings, and other related facilities.  Based on a prior transaction involving the sale of the Company’s ordinary shares, the Company values the purchase at $50,000.

Simultaneously with the Acquisition Closing, the Company in a private offering made solely to accredited investors sold 1,908,675 ordinary shares and 1,908,675 Series A Preference Shares for aggregate gross proceeds of approximately $5,726,025.  On April 8, 2008 the Company sold an additional 91,667 Ordinary Shares and 91,667 Series A Preference Shares for aggregate gross proceeds of approximately $275,001.  On April 21, 2008 the Company converted $300,000 in notes payable plus accrued interest into 2,500,000 of the Company’s ordinary shares.

NOTE 2 - Summary of Significant Accounting Policies

Consolidated Condensed Financial Statements

The accompanying consolidated condensed financial statements present unaudited interim financial information and therefore do not contain certain information included in the annual consolidated financial statements of the Company and its wholly-owned subsidiary, Aegean Earth S.A.  In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying consolidated condensed financial statements. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Aegean Earth & Marine Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on April 21, 2008.

Basis of Presentation

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United State of America, whereby revenues are recognized in the period earned and expenses when incurred. The Company also follows Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises” in preparing its financial statements.

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

Loss Per Ordinary Share

Basic loss per ordinary share is based on the weighted effect of ordinary shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period.  Diluted loss per ordinary share is calculated by dividing net loss by the weighted average number of ordinary shares used in the basic loss per share calculation plus the number of ordinary shares that would be issued assuming exercise or conversion of all potentially dilutive ordinary shares outstanding.  The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.  At June 30, 2008, there were no potentially dilutive ordinary shares outstanding.

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

Income Taxes

Aegean Earth and Marine Corporation was registered as an Exempted Company in the Cayman Islands, and therefore, is not subject to Cayman Island income taxes for 20 years from the Date of Inception.  While the Company has no intention of conducting any business activities in the United States, the Company would be subject to United States income taxes based on such activities that would occur in the United States.  The Company’s wholly owned subsidiary, Aegean Earth S.A. may be subject to income and other taxes in Greece.  The statutory corporate income tax rate in Greece is 25%.

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, a note receivable from an affiliate, payables to an affiliate, and a note payable to an affiliate.  The fair value of cash and cash equivalents approximates the recorded amounts because of the liquidity and short-term nature of these items.  The fair value of the note receivable, and payable to an affiliate, and note payable approximate the recorded amounts.

The Company adopted SFAS No. 157 effective January 1, 2008.  SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of FAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of June 30, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At June 30, 2008 all financial assets consisted of cash and cash equivalents.

Foreign Currency Translations and Transactions

The Company uses the “Current rate method” to translate the financial statements of Aegean Earth, S.A. from EUR into U.S. Dollars, as required under the Statement of Financial Accounting Standard (“SFAS”) No. 52, "Foreign Currency Translation" issued by the Financial Accounting Standard Board (“FASB”). The Company's assets and liabilities are translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. Additional paid-in capital is translated at the historical rate. Adjustments resulting from the translation of the Company's balance sheets from EUR into U.S. Dollars are recorded in stockholders' equity as part of accumulated comprehensive income. The statement of operations is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are reflected in the statement of operations for the reporting periods.

Recently Issued Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.”  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.  Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations.  SFAS No. 159 also establishes additional disclosure requirements.  The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption.  The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

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

NOTE 3 – Liquidity and Capital Resources

The Company has no revenues for the period from inception through June 30, 2008.  On February 29, 2008, simultaneously with the acquisition of Aegean Earth S.A. for 500,000 of the Company’s ordinary shares, the Company raised $5.7 million in a private placement for a potential acquisition and for the operations of the Company.  The Company believes that this will be sufficient for the next 12 months to achieve its business objectives.  There can be no assurances that the Company will ever consummate another business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell additional ordinary shares.

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

NOTE 5 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $9,866 and $6,497 to a Founder of the Company as of June 30, 2008 and December 31, 2007, respectively.  The payable is non-interest bearing and payable on demand.  As of June 30, 2008 and December 31, 2007, the Company also has accounts payable related to the general and administrative expenses for $81,896 and $4,448, respectively.

NOTE 6 - Other Related Party Transactions

During 2008 Aegean Earth S.A. retained the services of Ergo Systems S.A. to provide general consulting and additional services.  Ergo Systems S.A. is owned by one of the founders of Aegean Earth S.A. and one of the shareholders of the Company.  As of June 30, 2008, the Company has incurred approximately $58,000 in consulting fees since the acquisition of Aegean Earth S.A.

NOTE 7 - Ordinary Shares

On April 10, 2006, the Company was capitalized with 1,640,625 shares of its restricted ordinary shares issued at par value of $0.00064 per share, for consideration of $1,050 to its founding shareholders.  These shares, along with a payable issued to the founder of $5,548, were the basis of the funding of the Company’s $6,598 in formation costs.  On May 31, 2006, the Company sold 277,610 shares of its restricted ordinary shares for $35,500. The restricted ordinary shares were sold to 355 offshore private investors pursuant to a Private Placement Offering in lots of 782 shares each at $0.1279 per share.  On July 18, 2006, the Company sold an additional 84,456 shares of its restricted ordinary shares for $10,800. The restricted ordinary shares were sold to 108 offshore private investors pursuant to a Private Placement Offering in lots of 782 shares each at $0.1279 per share.  No underwriting discounts or commissions were paid with respect to such sales.  On February 29, 2008, the Company issued 1,908,675 ordinary shares in conjunction with its raising of approximately $5.7 million in financing.  On April 8, 2008 the Company sold an additional 91,667 Ordinary Shares for aggregate gross proceeds of approximately $275,001.  On April 21, 2008 the Company converted $300,000 in notes payable plus accrued interest into 2,500,000 of the Company’s ordinary shares.

NOTE 8 - Preference Shares

At formation, the Company was authorized to issue 1,562,500 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  In January 2008, the Company increased the number of authorized preference shares to 20 million, and designated 5,000,000 as Series A Preference Shares.  On February 29, 2008, the Company issued 1,908,675 Series A Preference Shares in conjunction with its raising of approximately $5.7 million in financing.  On April 8, 2008 the Company sold an additional 91,667 Series A Preference Shares for aggregate gross proceeds of approximately $275,001.

The Series A Preference Shares rank senior as to the payment of dividends and in liquidation to the ordinary shares.  The Series A Preference Shares have a stated value of $3.00 per share, which is subject to adjustment (the “Stated Value”).  The Series A Preference Shares have the right to vote only with respect to matters relating to amendments of any of the preferences, rights or limitations of the Series A Preference Share or the issuance by the Company of Preference Shares having rights equal to and/or superior to the Series A Preference Shares.  Each Series A Preference Share may be redeemed by us at our sole option at any time and from time to time commencing six months after the date of issuance (the “Redemption Date”) at a redemption price equal to the sum of (i) the Stated Value, and (ii) all accrued but unpaid dividends thereon.

Unredeemed Series A Preference Shares are eligible to be converted into ordinary shares (the “Conversion Shares”) at the then applicable Conversion Ratio (as defined below) thirty months after the date of issuance. Each Series A Preference Share is convertible into six (6) ordinary shares (the “Conversion Ratio”), with each date of conversion being referred to as the “Conversion Date”.  Upon conversion, all accrued and unpaid (undeclared) dividends on the Series A Preference Shares through the Conversion Date shall be paid in additional ordinary shares as if such dividends had been paid in additional shares of Series A Preference Shares rounded up to the nearest whole number, and then automatically converted into additional ordinary shares at the then applicable Conversion Ratio.  The Conversion Ratio is subject to adjustment in the event of share splits, share dividends, combinations, reclassifications and the like and to weighted average anti-dilution protection for sales of ordinary shares at a purchase price below $0.50 per share.

Each Series A Preference Share accrues dividends at the rate of six (6%) percent per annum of the Stated Value ($0.18 per share per annum) and is payable on the Redemption Date.  Dividends payable will be prorated from the date each Series A Preference Share was issued based on the number of days each such Series A Preference Share was outstanding.  Dividends on the Series A Preference Shares are cumulative.  No dividends or other distributions may be paid or otherwise made with respect to the ordinary shares and no ordinary shares may be repurchased by the Company during any fiscal year of the Company until dividends on the Series A Preference Shares have been declared, paid or set apart during that fiscal year.  In addition, the Company reserves the right to declare and pay optional dividends to the holders of Series A Preference Shares in such amounts, form (securities and/or cash) and at such time as determined by the Company’ s Board of Directors.

The Series A Preference Shares have a liquidation preference over the ordinary shares equal to the then stated value, plus all accrued but unpaid dividends.

NOTE 9 – Business Combination

On February 29, 2008, the Company acquired  all of the outstanding capital stock of Aegean Earth, S.A., a company organized under the laws of Greece  pursuant to an Acquisition Agreement dated as of February 29, 2008 for 500,000 of the Company’s ordinary shares.  Effective at the closing of the Acquisition, Aegean Earth S.A. became a wholly-owned subsidiary of the Company.   Based on a prior transaction involving the sale of the Company’s ordinary shares, the Company values the purchase at $50,000 plus the elimination of the note receivable plus accrued interest, resulting in a total purchase price of $135,986.

The Merger has been accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations.” After considering all the relevant factors in determining the acquiring enterprise, including, but not limited to, relative voting rights, composition of the board of directors and senior management, and the relative size of the companies, the merger was deemed an acquisition and the Company was treated as the “acquiring” company for accounting and financial reporting purposes.

A summary of the components of the estimated purchase price for the acquisition, is as follows:

Fair value of the Company’s share capital	$50,000
Elimination of Note Receivable from Aegean Earth, S.A. plus accrued interest	85,986
Total	$135,986

The fair value of Company’s common stock was estimated by management of the Company.

The purchase price was allocated based on a determination of the value of the tangible and intangible assets acquired and liabilities assumed. The goodwill recorded as a result of the acquisition will not be amortized, but will be included in the Company’s annual review of goodwill for impairment. The following represents the allocation of the purchase price to the acquired assets and liabilities of Aegean Earth, SA. This allocation was based on the fair value of the assets and liabilities of Aegean Earth S.A. as of February 29, 2008. The excess of the purchase price over the fair value of net identifiable assets acquired is reflected as goodwill:

Net tangible assets, excluding cash	$4,891
Cash acquired	51,452
Liabilities assumed	(64,470)
Identifiable intangible assets	--
Goodwill	144,113
Total	$135,986

Pro forma information for the Company reflecting the acquisition of Aegean Earth S.A, has not been provided because, historically the Company has had no operations and, therefore, a pro forma presentation of the Company’s financial information would for the most part be a presentation of Aegean Earth S.A.’s financial statements.  Further, the Company believes that given the limited operating history of Aegean Earth S.A. and the Company’s lack of operations prior to its acquisition, a pro-forma presentation of the Company’s financial statements would provide little information to the reader of these financial statements and could potentially be misleading.

NOTE 10 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is not a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 11 – Subsequent Events

On July 11, 2008, the Company issued an additional 50,000 ordinary shares and 50,000 Series A Preference Shares in exchange for an aggregate $150,000 in gross proceeds.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

General

Aegean Earth & Marine Corporation (formerly known as Tiger Growth Corporation) (“we”, “us”, “our”, the “Company” or “Aegean”) was organized under the laws of the Cayman Islands on March 10, 2006. Since inception, through February 2008, our operations consisted solely of attempting to identify, investigate and conduct due diligence on potential businesses for acquisition.

On February 29, 2008, we acquired (the “Acquisition”) all of the outstanding capital stock of Aegean Earth, S.A., a company organized under the laws of Greece (“Aegean Earth”), from Joseph Clancy and Konstantinos Polites, the sole stockholders of Aegean Earth (the “Aegean Earth Shareholders”) pursuant to an Acquisition Agreement dated as of February 29, 2008 (the “Acquisition Agreement”), by and among the Company, Aegean Earth and the Aegean Earth Shareholders. Aegean Earth was formed in July 2007, for the purpose of engaging in construction in Greece and surrounding countries.  Upon completion of the Acquisition, Aegean Earth became our wholly-owned subsidiary and our business became that of Aegean Earth.

In the Acquisition and pursuant to the Acquisition Agreement, we issued to each of the Aegean Earth Shareholders 250,000 (500,000 in the aggregate) ordinary shares, $0.00064 par value per share (the “Ordinary Shares”), in exchange for all of their capital stock in Aegean Earth.  The Ordinary Shares issued in the Acquisition were issued pursuant to the exemptions from the registration requirements of the Securities Act provided under Section 4(2) of the Act and Rule 506 promulgated thereunder.

Simultaneously with the Acquisition Closing, the Company sold (the “Offering”) in a private offering made solely to accredited investors approximately three thousand eight hundred and seventeen (3,817) units (the “Units”) at a purchase price of $1,500 per Unit for aggregate gross proceeds of approximately $5,726,025.  Each Unit consisted of 500 shares of the Company’s Series A Convertible Preference Shares, par value $0.00064 (“Series A Preference Shares”) and 500 Ordinary Shares (1,908,675 Series A Preference Shares and 1,908,675 Ordinary Shares in the aggregate).  The Series A Preference Shares and Ordinary Shares sold in the Offering were issued pursuant to the exemptions from the registration requirements of the Securities Act provided under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.  The Company has subsequently issued an additional 141,667 Ordinary Shares and 141,667 Series A Preference Shares in exchange for $425,001 in gross proceeds.

In January 2008, shareholders of the Registrant approved a name change of the Registrant from “Tiger Growth Corporation” to “Aegean Earth & Marine Corporation.”

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

Employees

As of August 19, 2008, the Company had four employees, two of which are full time.

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

Comparison of the six months ending June 30, 2008 and 2007

Because we acquired Aegean Earth at the end of February 2008, and prior thereto we did not have any business operations, we have not had any revenues during the six months ended June 30, 2008 or June 30, 2007. Total expenses for the six months ended June 30, 2008 were $488,431, compared with $4,232 for the six months ended June 30, 2007.  The increase is primarily related to legal and professional fees related to the acquisition of Aegean Earth S.A. and the addition of the operating activity in Aegean Earth S.A.

Comparison of the three months ending June 30, 2008 and 2007

Because we acquired Aegean Earth at the end of February 2008, and prior thereto we did not have any business operations, we have not had any revenues during the three months ended June 30, 2008 or June 30, 2007. Total expenses for the three months ended June 30, 2008 were $237,720, compared with $1,182 for the three months ended June 30, 2007.  The increase is primarily related to legal and professional fees related to the acquisition of Aegean Earth S.A. and the addition of the operating activity in Aegean Earth S.A.

Liquidity and Capital Resources

As of June 30, 2008, we had working capital of $5.7 million and a cash balance of $5.8 million.    We believe that we will be able to meet all of our funding needs in the next twelve months, including additional planned acquisitions.  No assurances can be given, however, that our business plan will succeed and that we will be not need to seek additional external financing.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  In connection with the preparation of this Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 11, 2008, the Company issued an additional 50,000 ordinary shares and 50,000 Series A Preference Shares in exchange for an aggregate $150,000 in gross proceeds.  There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended June 30, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 9, 2008, the Company filed an Information Statement on Schedule 14C relating to the amendment to its Memorandum and Articles of Association to increase its authorized share capital from 50,000,000 Ordinary Shares and 1,000,000 Preference Shares to 78,125,000 Ordinary Shares and 20,000,000 Preference Shares and a stock split pursuant to which the Company’s issued and outstanding Ordinary Shares increased from 1,281,500 Ordinary Shares immediately prior to the stock split to 2,002,691 Ordinary Shares immediately after the stock split.  The amendment and stock split were approved by the written consent of the holders of a majority of the outstanding ordinary shares.

 ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit

Number

Description

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
Rizos P. Krikos
Chief Financial Officer

Date:

September 11, 2008