Form 10-Q
period 2008-09-30
Aegean Earth & Marine CORP
filed 2008-11-19
CIK 1368195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

71, El. Venizelou Ave. 176 71

Kallithea Athens, Greece

(Address of principal executive offices) (Zip Code)

30-210-960-0200

(Registrant’s telephone number, including area code)

c/o Nautilus Global Partners, 700 Gemini, Suite 100, Houston, TX 77056

(Former name, former address and former fiscal year, if changed since last report)

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

At November 19, 2008, there were 7,053,033 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Aegean Earth and Marine Corporation (formerly Tiger Growth Corporation) (A Development Stage Company)
Consolidated Condensed Balance Sheets

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,522,282	$152,789
Short-term notes receivable – affiliate	--	85,025
Interest receivable	--	111
Other assets	45,310	--

Total current assets	2,567,592	237,925

Goodwill	144,113	--

Total assets	$2,711,705	$237,925

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Payable to affiliate	$9,866	$6,497
Accounts payable	87,187	4,448
Interest payable - affiliate	--	2,910
Short-term note payable – affiliate	--	300,000

Total current liabilities	97,053	313,855

Commitments and Contingencies (Note 10)	--	--

SHAREHOLDERS’ EQUITY (DEFICIT)
Preference shares, $0.00064 par value, 20,000,000 shares authorized, 1,058,335 and -0- issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	677	--
Ordinary shares, $0.00064 par value; 78,125,000 shares authorized; 7,053,333 and 2,002,691 issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	4,514	1,282
Additional paid in capital	3,693,619	46,068
Cumulative translation adjustment	49,574	--
Deficit accumulated during development stage	(1,133,732)	(123,280)
Total shareholders’ equity (deficit)	2,614,652	(75,930)
Total liabilities and shareholders’ equity (deficit)	$2,711,705	$237,925

See accompanying notes to condensed consolidated financial statements.

Aegean Earth & Marine Corporation

(formerly Tiger Growth Corporation)

(A Development Stage Company)

Consolidated Condensed Statements of Operations

(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative During Development Stage (March 10, 2006 to September 30, 2008)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	591,102	5,551	711,611
Total operating expenses	591,102	5,551	711,611

Operating loss	(591,102)	(5,551)	(711,611)

Other income (expense)
Foreign exchange loss	(346,372)	--	(346,372)
Interest, dividend and other income	46,063	106	46,169
Total other income (expense)	(300,309)	106	(303,080)

Net loss	(891,411)	(5,445)	(1,014,691)

Preferred shares dividends	(328,831)	--	(328,831)
Net loss attributable to ordinary shares	$(1,220,062)	$(5,445)	$(1,343,522)

Basic and diluted loss per share	$(0.22)	$(0.00)	$(0.45)
Weighted average ordinary shares outstanding – basic and diluted	5,435,349	2,002,691	3,013,973

See accompanying notes to consolidated condensed financial statements.

Aegean Earth & Marine Corporation

(formerly Tiger Growth Corporation)

(A Development Stage Company)

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Revenues	$--	$--

Expenses
Formation, general and administrative expenses	102,642	1,319
Total operating expenses	102,642	1,319

Operating loss	(102,642)	(1,319)

Other income (expense)
Foreign Exchange Loss	(383,215)	--
Interest, dividend and other income (expense)	(9,678)	16
Total other income (expense)	(392,893)	16

Net loss	(495,535)	(1,303)

Preferred shares dividend accrued	(210,552)	--
Net loss attributable to ordinary shares	$(706,087)	$(1,303)

Basic and diluted loss per share	$(0.10)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	7,047,055	2,002,691

See accompanying notes to consolidated condensed financial statements

Aegean Earth and Marine Corporation

(formerly Tiger Growth Corporation

 (A Development Stage Company)

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative During Development Stage (March 10, 2006 to September 30, 2008)
Cash flows from operating activities
Net loss	$(891,411)	$(5,445)	$(1,014,691)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Changes in operating assets and liabilities
Non-cash interest expense	4,500	--	7,410
Interest receivable and other assets	(40,373)	--	(40,484)
Payable to affiliate	(59,645)	(1,526)	(53,148)
Accounts payable	81,283	(5,561)	85,731
Net cash used in operating activities	(163,086)	(12,532)	(1,014,132)

Cash flows from investing activities
Net cash acquired of Aegean Earth S.A.	51,452		51,452
Notes receivable-affiliate	--	--	(85,025)
Net cash used in investing activities	51,452	--	(33,573)

Cash flows from financing activities
Proceeds from issuance of equity	6,151,026	--	6,197,326
Redemption of preference shares	(2,976,016)	--	(2,976,016)
Proceeds from note payable-affiliate	--	--	300,000
Net cash provided by financing activities	3,175,010	--	3,521,310

Net increase in cash and cash equivalents	2,320,816	(12,532)	2,473,605

Effect of exchange rates on cash and cash equivalents	48,717	--	48,717

Cash and cash equivalents at beginning of the period	152,789	35,972	--
Cash and cash equivalents at end of the period	$2,522,322	$23,440	$2,522,322

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Stock issued in acquisition of Aegean Earth, S.A.	$50,000	$-	$50,000
Stock issued in exchange for accrued interest and note payable – affiliate	$307,410	$-	$307,410

See accompanying notes to consolidated condensed financial statements.

Aegean Earth & Marine Corporation

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2008

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

Through our wholly owned subsidiary, Aegean Earth S.A., we intend to engage in the business of construction and development of real estate projects, roads, utility structures, commercial buildings, and other related facilities in Greece, the Mediterranean and Balkan countries and other parts of Southern and Eastern Europe, either alone or by forming joint ventures with other companies.  We also intend to actively pursue the acquisition of complimentary construction companies to increase construction project opportunities and revenue.  We are actively pursuing construction opportunities both in the private and public sectors throughout the Mediterranean, Middle East, and Northern Africa regions.  We are also currently pursuing acquisitions of other complimentary companies, provided, however, that no assurance can be given that any such acquisition will be completed.

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

Simultaneously with the Acquisition Closing, the Company in a private offering made solely to accredited investors sold 1,908,675 ordinary shares and 1,908,675 Series A Preference Shares for aggregate gross proceeds of approximately $5,726,025.  On April 8, 2008 the Company sold an additional 91,667 Ordinary Shares and 91,667 Series A Preference Shares for aggregate gross proceeds of approximately $275,001.  On April 21, 2008 the Company converted $300,000 in notes payable plus accrued interest into 2,500,000 of the Company’s ordinary shares.  On July 11, 2008, the Company sold an additional 50,000 Ordinary Shares and 50,000 Series A Preference Shares for aggregate gross proceeds of approximately $150,000.

The Company, at its sole discretion, has undertaken a program to redeem approximately $3.2 million of its redeemable Series A Preference Shares for cash, as the entirety of the proceeds are no longer needed to effectuate a previously contemplated acquisition that will not take place.  As of September 30, 2008, the Company had redeemed 992,007 shares of the Series A Preference Shares for approximately $2.976 million.

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

Loss Per Ordinary Share

Basic loss per ordinary share is based on the weighted effect of ordinary shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period.  Diluted loss per ordinary share is calculated by dividing net loss by the weighted average number of ordinary shares used in the basic loss per share calculation plus the number of ordinary shares that would be issued assuming exercise or conversion of all potentially dilutive ordinary shares outstanding.  The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.  At September 30, 2008, there were no potentially dilutive ordinary shares outstanding.

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

Level 3—unobservable inputs.

The adoption of FAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of September 30, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At September 30, 2008 all financial assets consisted of cash and cash equivalents.

Foreign Currency Translations and Transactions

The Company uses the “Current rate method” to translate the financial statements of Aegean Earth, S.A. from EUR into U.S. Dollars, as required under the Statement of Financial Accounting Standard (“SFAS”) No. 52, "Foreign Currency Translation" issued by the Financial Accounting Standard Board (“FASB”). The Company's assets and liabilities are translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. Additional paid-in capital is translated at the historical rate. Adjustments resulting from the translation of the Company's balance sheets from EUR into U.S. Dollars are recorded in stockholders' equity as part of accumulated comprehensive income. The statement of operations is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are reflected in the statement of operations for the reporting periods.  As a result of exchange rate fluctuations, the Company recorded a loss of $346,372 for the nine months ended September 30, 2008, and a loss of $383,215 for the three months ended September 30, 2008.

Redeemable Preference Shares with Beneficial Conversion Features

Under EITF No. 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments,” the Company considered the effect of the redemption of the Series A preference shares in September 2008.  During 2008, the Company has attributed a beneficial conversion feature of $119,041 to the Series A preference shares redeemed based upon the difference between the relative fair value assigned at the time of issuance to the Series A preference shares and the ordinary shares.  The amount attributable to the beneficial conversion feature has been recorded as a dividend to the holders of the Series A preference shares redeemed during the quarter ended September 30, 2008. Since the redemption of the Series A preference shares is at the sole discretion of the Company, the Company is not accreting the carrying value of the Series A preference shares to redemption value and will not do so until the Company elects to redeem additional Series A preference shares for cash.

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

NOTE 3 – Liquidity and Capital Resources

The Company has no revenues for the period from inception through September 30, 2008.  Throughout the year the Company raised approximately $6.2 million in a private placement for a potential acquisition and for the operations of the Company.  As this acquisition did not take place, the Company began a redemption program for its preference shares, and had redeemed approximately $2.976 million in preference shares as of September 30, 2008.  The Company believes that this will be sufficient for the next 12 months to achieve its business objectives.  There can be no assurances that the Company will ever consummate another business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell additional ordinary shares.

NOTE 4 - Note Receivable - Affiliate

In December 2007, the Company entered into two notes receivable with Aegean Earth, S.A., a Greek Company, for $85,025.  These notes bear interest at the rate of 6% per year and are payable on demand.  These notes were written primarily to provide working capital to Aegean Earth S.A. prior to a contemplated acquisition of Aegean Earth S.A. and funding from additional investors.  In February 29, 2008, the Company acquired all of the outstanding shares of Aegean Earth S.A.  The notes receivable are eliminated through consolidation at September 30, 2008.

NOTE 5 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $9,866 and $6,497 to a Founder of the Company as of September 30, 2008 and December 31, 2007, respectively.  The payable is non-interest bearing and payable on demand.  As of September 30, 2008 and December 31, 2007, the Company also has accounts payable related to the general and administrative expenses for $87,187 and $4,448, respectively.

NOTE 6 - Other Related Party Transactions

During 2008 Aegean Earth S.A. retained the services of Ergo Systems S.A. to provide general consulting and additional services.  Ergo Systems S.A. is owned by one of the founders of Aegean Earth S.A. and one of the shareholders of the Company.  As of September 30, 2008, the Company has incurred approximately $58,000 in consulting fees since the acquisition of Aegean Earth S.A.

NOTE 7 - Ordinary Shares

On April 10, 2006, the Company was capitalized with 1,640,625 shares of its restricted ordinary shares issued at par value of $0.00064 per share, for consideration of $1,050 to its founding shareholders.  These shares, along with a payable issued to the founder of $5,548, were the basis of the funding of the Company’s $6,598 in formation costs.  On May 31, 2006, the Company sold 277,610 shares of its restricted ordinary shares for $35,500. The restricted ordinary shares were sold to 355 offshore private investors pursuant to a Private Placement Offering in lots of 782 shares each at $0.1279 per share.  On July 18, 2006, the Company sold an additional 84,456 shares of its restricted ordinary shares for $10,800. The restricted ordinary shares were sold to 108 offshore private investors pursuant to a Private Placement Offering in lots of 782 shares each at $0.1279 per share.  No underwriting discounts or commissions were paid with respect to such sales.  On February 29, 2008, the Company issued 1,908,675 ordinary shares and 1,908,675 Series A preference shares in conjunction with its raising of approximately $5.7 million in financing.  On April 8, 2008 the Company sold an additional 91,667 ordinary shares and 91,667 Series A preference shares for aggregate gross proceeds of approximately $275,001.  On April 21, 2008 the Company converted $300,000 in notes payable plus accrued interest into 2,500,000 of the Company’s ordinary shares. On July 11, 2008 the Company sold an additional 50,000 ordinary shares and 50,000 preference shares for aggregate gross proceeds of approximately $150,000.

NOTE 8 - Preference Shares

At formation, the Company was authorized to issue 1,562,500 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  In

January 2008, the Company increased the number of authorized preference shares to 20 million, and designated 5,000,000 as Series A preference shares.  On February 29, 2008, the Company issued 1,908,675 ordinary shares and 1,908,675 Series A preference shares in conjunction with its raising of approximately $5.7 million in financing.  On April 8, 2008 the Company sold an additional 91,667 ordinary shares and 91,667 Series A preference shares for aggregate gross proceeds of approximately $275,001. On July 11, 2008 the Company sold an additional 50,000 ordinary shares and 50,000 Series A Preference Shares for aggregate gross proceeds of approximately $150,000.   The Company, at its sole discretion, has undertaken a program to redeem approximately $3.2 million of its redeemable Series A Preference Shares for cash, as the entirety of the proceeds are no longer needed to effectuate a previously contemplated acquisition that will not take place.  As of September 30, 2008, the Company had redeemed 992,007 shares of the Series A Preference Shares for approximately $2.976 million.  As a result of the redemption, the Company recorded a dividend of $0.12 per share, or $119,041 in the aggregate, based on the valuation of the ordinary shares retained by the investors who were part of the redemption program.

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

NOTE 11 – Subsequent Events

On November 5, the Company redeemed an additional 83,334 shares of the Series A Preference Shares for approximately $250,000.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected.  Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, which include, but are  not limited to; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effect of derivative activities; conditions in the capital markets and those factors referred to or identified in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007.  We undertake no duty to update or revise these forward-looking statements.

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

Overview

We were formed on March 10, 2006 solely for the purpose of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market.  On February 29, 2008, we completed the acquisition of Aegean Earth S.A. pursuant to a share exchange agreement.  Aegean Earth S.A. was formed in July 2007 for the purpose of engaging in the construction industry in Greece and surrounding Mediterranean countries.  Prior to our acquisition of Aegean Earth S.A., we were a blank check company that had not yet realized revenue.  Since the acquisition of Aegean Earth S.A., we have entered into negotiations for the construction of a number of construction projects in Greece and in northern Africa, but have not commenced any construction projects or entered into any binding agreements to perform a construction project.

Results of Operations

Comparison of the three months ending September 30, 2008 and 2007

Because we acquired Aegean Earth at the end of February 2008, and prior thereto we did not have any business operations, we have not had any revenues during the three months ended September 30, 2008 or September 30, 2007. Total operating expenses for the three months ended September 30, 2008 were $102,642, compared with $1,319 for the three months ended September 30, 2007.  The increase is primarily related to legal and professional fees related to the acquisition of Aegean Earth S.A. and the addition of the operating activity in Aegean Earth S.A.  Other income (expenses) also decreased from $16 in other income for the three months ended September 30, 2007 to other expense of ($392,893) for the three months ended September 30, 2008.  This decrease was caused by the devaluation of the euro versus the dollar for the three months ended September 30, 2008.

Comparison of the nine months ending September 30, 2008 and 2007

Because we acquired Aegean Earth at the end of February 2008, and prior thereto we did not have any business operations, we have not had any revenues during the nine months ended September 30, 2008 or September 30, 2007. Total operating expenses for the nine months ended September 30, 2008 were $591,102 compared with $5,551 for the nine months ended September 30, 2007.  The increase is primarily related to legal and professional fees related to the acquisition of Aegean Earth S.A. and the addition of the operating activity in Aegean Earth S.A.

Other income (expenses) also decreased from $106 in other income for the nine months ended September 30, 2007 to a net other expense of ($300,309).  This decrease was caused by the devaluation of the euro versus the dollar during the third calendar quarter of 2008.

Liquidity and Capital Resources

As of September 30, 2008, we had working capital of $2.5 million and a cash balance of $2.5 million.    We believe that we will be able to meet all of our funding needs in the next twelve months, including additional planned acquisitions.  No assurances can be given, however, that our business plan will succeed and that we will be not need to seek additional external financing.  During November 2008, the Company redeemed an additional $250,000 of Series A preference shares.

Plan of Operation

During the next 12 months, our business will be focused on the development of Aegean Earth S.A.’s construction business in Greece and potential acquisitions of complimentary businesses.  As such, we are currently in the development-stage of identifying and bidding on suitable construction projects.  For the next 12 months, our Plan of Operation is as follows:

•

Focus on development of Aegean Earth S.A.’s construction business;

•

Work to take advantage of investments in infrastructure, primarily in Greece and the surrounding regions; and

•

Attempt to acquire at least one other construction company by the end of the first quarter of 2009.

We anticipate, but cannot assure, that we will have a number of potential projects in various stages of development by the end of 2008 or in the first half of 2009 and we hope to commence construction activities by the end of 2009 or in 2010.  Assuming that we obtain the necessary licenses and are able to commence construction activities by the end of 2009 or 2010, we hope to achieve profitability some time before the end of 2010.  Provided however, there can be no assurance that we will be able to commence construction activities or that we will achieve profitability during our anticipated time frames, if at all.  We estimate that our total anticipated general and administrative and other fixed costs for the next twelve months will be approximately $500,000.  We expect that such estimated costs will increase depending on the size and number of projects that we undertake.  We anticipate utilizing project financing or deposit payments to fund the construction and development of the projects we undertake to the extent possible to mitigate the additional operating costs of undertaking construction and development projects.  We also expect to utilize financing, either the sale of debt or equity securities to fund any acquisitions of construction companies that we undertake.

We have entered into negotiations with the Municipality of Argostoli, in Greece, for the potential development of a tourist harbor, commercial marina, cruise ship docking area, and other commercial development surrounding the Argostoli harbor area.  We have agreed to fund and prepare a feasibility study, which will be performed by us or through a third party, to determine the scope and economic viability of the proposed project. We hope to conclude the feasibility by the end of 2008. After we have concluded the feasibility study, if the proposed project is viable, and the Municipality decides to go forward with the project, we propose to enter into a joint venture with the Municipality to develop and manage the proposed project.  Estimated revenues for this project range from $35-$60 million, depending on the results of the feasibility study, which will determine the size and scope of the project.  Such estimated revenues are also dependent upon our securing necessary licenses in Greece to allow us to undertake the construction portion of this project.  If we are unable to secure a construction license, or if we decide to subcontract the construction portion of this project, potential revenues from the project would be reduced by approximately $5-$10 million

In addition to the foregoing, we are also engaged in negotiations for projects with parties other than the Municipality of Argostoli in the following areas:

•

The construction and development of additional marinas and surrounding areas;

•

The construction of a number of medical facilities in northern Africa;

•

Remediating a series of landfills in Greece and other countries in the Mediterranean;

•

The reforestation of the Peloponnese region in Southern Greece; and

•

Other residential and commercial construction and development projects.

We will also attempt to acquire at least one other construction company in Greece in order to acquire additional resources that will allow us to compete for a larger number of projects in varying areas of expertise and allow us to begin construction projects more rapidly.  Specifically we will target companies that have experience in infrastructure, reforestation, and private projects.

Proposed Acquisitions

Part of our Plan of Operation is to attempt to grow our business through the acquisition of complimentary construction, engineering, or development companies in Greece and elsewhere in Europe.   We have started the process of reviewing potential acquisition candidates and have identified a number of acquisition targets that will potentially allow us to generate immediate revenue through existing projects.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  In connection with the preparation of this Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.

RISK FACTORS.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 11, 2008, the Company issued an additional 50,000 ordinary shares and 50,000 Series A Preference Shares in exchange for an aggregate $150,000 in gross proceeds.  There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended September 30, 2008.

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

Aegean Earth & Marine Corporation
(Registrant)

By: /s/ Rizos P. Krikos
Rizos P. Krikos
Chief Financial Officer (Principal Financial and Accounting Officer

Date:     November 19, 2008