Form 10-K
period 2008-12-31
Aegean Earth & Marine CORP
filed 2009-05-04
CIK 1368195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-52132

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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [__] No [ X ]

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [__] No [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ]  NO [__]

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)
YES [ X ]  NO [    ]

As of June 30,2008, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

At April 15, 2009, there were 7,053,033 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

Page
PART I

Item 1. Business	1
Item 1A. Risk Factors	3
Item 1B. Unresolved Staff Comments	10
Item 2. Properties	10
Item 3. Legal Proceedings	10
Item 4. Submission of Matters to a Vote of Security Holders	11

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6. Selected Financial Data	9
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation	12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	15
Item 8. Financial Statements and Supplementary Data	15
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15
Item 9A(T). Controls and Procedures	15
Item 9B. Other Information	17

PART III

Item 10. Directors, Executive Officers and Corporate Governance	17
Item 11. Executive Compensation	19
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
Item 13. Certain Relationships and Related Transactions, and Director Independence	21
Item 14. Principal Accounting Fees and Services	22

PART IV

Item 15. Exhibits and Financial Statement Schedules	22

SIGNATURES	24

ITEM 1.

BUSINESS

History

We were organized under the laws of the Cayman Islands on March 10, 2006, and our wholly owned subsidiary, Aegean Earth S.A., was organized under the laws of Greece in July 2007.  In February 2008, we acquired all of the outstanding equity securities of Aegean Earth S.A. from its shareholders.  Prior to our acquisition of Aegean Earth S.A., we had not generated revenues and our business consisted solely of attempting to identify, investigate and conduct due diligence on potential businesses for acquisition.

We filed a registration statement on Form 10 with the Securities and Exchange Commission (the “Commission”) to register our ordinary shares under Section 12(g) of the Exchange Act and we file periodic reports with the Commission pursuant to the Exchange Act.  Copies of such reports, along with our registration statement on Form 10 are available on the Commission’s web site. In January, 2008, our shareholders approved an amendment to our Memorandum and Articles of Association, which, among other things, changed our name from “Tiger Growth Corporation” to “Aegean Earth & Marine Corporation.”

 Business Plan

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

We intend to take advantage of what we perceive to be increasing demand for construction in the Mediterranean and Balkan countries.  We have entered into a consulting contract with Goritsas Panayotis, the former president of Empedos, S.A., a Greek construction company, who has over 25 years of experience in the construction industry, and has experience in performing a variety of types of construction projects, including highways, commercial buildings, bridges and tunnels, airports and marinas.  In addition, one of our directors, Joseph Clancy, who is also the Managing Director of Aegean Earth S.A., has prior experience in the negotiation and development of construction projects in the residential, commercial, and industrial sectors over the past 30 years.

We believe that there is strong opportunity in construction in the Mediterranean and Balkan countries.  In Greece, where Aegean Earth S.A. is headquartered, a number of governmental initiatives have been announced that we believe will increase potential construction and development in Greece.  In 2007, the European Union announced that a series of infrastructure improvements have been planned, including the development of further upgrades of highways and the rail network, that are partially being financed by  EUR24 billion funding which has been allocated to Greece from the European Union for the period from 2007 to 2013.  We intend to focus a significant portion of our efforts to obtaining contracts and thereafter providing the construction and other services for these projects.  The Greek government has made an effort to promote tourism, spending over $55 million in the promotion of tourism in 2006 alone, which resulted in an increase in tourism of over 10% in 2006 as compared to the previous year.  We believe that past increases in tourism are likely to continue, and could result in the need for construction of additional tourism related facilities such as hotels and marinas, resulting in additional opportunities for us.  In the surrounding states of Bulgaria and Romania, the European Union has designated over EUR22 billion in grant money for the purpose of structural improvements, primarily in the environmental and infrastructure areas. We are actively working with existing suppliers, managers, operators and property owners in pursuing this area of business.  We have identified four (4) areas in which current market indicators support additional marina development which includes attendant commercial support facilities such as hotels, casinos, restaurants and luxury shopping areas.

We have entered into negotiations with the Municipality of Argostoli, in Greece, for the potential development of a tourist harbor, commercial marina, cruise ship docking area, and other commercial development surrounding the Argostoli harbor area.  We will fund and prepare, either ourselves or through the use of a third party, a feasibility study to determine the scope and economic viability of the proposed project.  After we have completed the feasibility study, if the Municipality decides to go forward with the project, we propose to enter into a joint venture with the Municipality to develop and manage the proposed project.  Our role in the joint venture would be to manage the master planning, design, construction, and operation of the marina and the related amenities.  Estimated revenues for this project range from $35-$60 million, depending on the results of the feasibility study, which will determine the size and scope of the project.

One of our intended methods of growth is through the acquisition of complimentary construction, engineering, or development companies in Greece and elsewhere in Europe.  We have started the process of identifying a number of acquisition targets that will potentially allow it to generate immediate revenue through existing projects.

Government Regulation of Construction Industry in Greece

One of our initial focuses will be to obtain construction contracts to work on infrastructure projects for the Greek Government.  In order to undertake public works projects or infrastructure projects for the Greek government, a construction company must be registered at the Ministry’s of Public Works and be classified as to the size and type of project it may undertake.  There are seven classifications (which are referred to as “diplomas”), and construction companies in the seventh class are able to participate in any kind of project on its own or in joint venture. In order to receive a classification, a construction company must present a full dossier of its work experience as a construction company and the work experience of its technical engineering and operations personnel.  A construction company must have a stated number of civil engineers, structural, mechanical and electrical engineers on staff with each individual having attained the appropriate diploma from an accredited university and each individual must have the requisite work experience in his or her career.  After reviewing a construction company’s dossier of past projects and the experience of its personnel, the Ministry of Public Works will assign a classification accordingly.  Lower classifications may prohibit a construction company from bidding on certain types of larger public and private projects.

We do not currently have a classification but intend to commence the process to obtain a classification as soon as possible, either through filing an initial application on our own behalf or by acquiring a construction company with the necessary licenses in a transaction structured so as to allow the target company to retain and utilize its licenses.  In order to apply for a classification through the filing of an application on our own behalf, we will have to retain additional engineering and operations personnel.  We expect that initially we would only qualify for a lower level classification and that the initial application process could take from six to nine months to complete,  Prior to filing an application on our own behalf, we will seek to obtain a classification through the acquisition of construction company with the necessary classification.  We believe that we may be able to obtain a higher classification through an acquisition than we could though filing of an initial application.  If we are not successful in making an acquisition then we will commence the application process, which may result in the receipt of a lower level classification which would limit the types of projects that the Company may perform to smaller construction projects and could take between six and nine months.

In addition to the aforementioned Marina in Argostoli, we are also pursuing a number of other development projects.  We are pursuing these projects with the intention of subcontracting the construction portions of these projects to third party subcontractors so that we can focus on the development portion of the projects.  If we are awarded any of these projects and subsequently obtain a construction license, we may perform portions of the construction activities if the construction activities do not interfere with the development activities related to the projects.

Customers

We intend to focus our efforts on developing a customer base consisting of private, public and quasi public entities.

Competition

The real estate construction, engineering and development businesses in Greece and the Baltic Region are highly fragmented and is highly competitive. We estimate that there are over 2,000 construction companies in Greece, with approximately 20 traded on the Athens Stock Exchange.   We believe that that the construction industry will continue to grow and that competition will increase substantially as more grant money from Greece, the European Union and/or other countries becomes available for infrastructure and development in the Mediterranean and Balkan countries.  We are aware of a number of larger international construction companies along with well established local construction and engineering firms that are currently contemplating developments (and others that are actively engaged in construction) that we believe will be our direct competitors.

Some of the larger companies that we will be competing with include:

•

AKTOR S.A. and ELLINIKI TECHNODOMIKI S.A. which we believe to be one of, if not the largest, Greek construction company.  ELLINIKI TECHNODOMIKI is acting as holding company for the group investments and AKTOR S.A. is the construction and contracting company of the group. The company has a number or projects throughout Greece, in which it will build and operate a project for a contractually agreed to number of years (typically between 20-99), and then transfer the ownership back to the municipality that commissioned the project.

•

J&P AVAX S.A. which we believe to be a Greek company of J & P which is one of the main European contractors. The company originates from Cyprus.

•

GEK – TERNA, a Greek company, which we believe is active in Greece and abroad in public infrastructure projects and private development projects.  The company is also involved in energy projects.

•

MICHANIKI S.A., a Greek company having created a group industries around it mostly related to the construction business i.e. aluminum profile industry, wood construction related industry. The company works abroad, mainly in the Ukraine in development projects and recently has entered the Russian market.

•

ATHINA S.A., a Greek company with experience in buildings and marine works and a lot of works in the Middle East.

•

AEGEK S.A. a Greek company with experience in infrastructure works especially dams and tunnels.

•

VIOTER S.A., which we believe to be one of the smallest of the competitors listed herein which has experience in building works and serious involvement in development projects.

•

ATTIKAT S.A., a company involved in infrastructure works especially highways which recently sold a large part of its shares to GEK – TERNA S.A.

Each of the foregoing competitors have greater financial, personnel and other resources and more extensive experience in the development/engineering/construction business than the Company.    See “Risk Factors.”

Employees

As of November 23, 2008, we had four employees, two of which are full time.

ITEM 1A.

RISK FACTORS

This Annual  Report on Form 10-K  contains  "forward-looking  statements" within the meaning of Section 21E of the  Securities  Exchange  Act of 1934,  as amended.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations or beliefs concerning future events and results. We generally use the words "believes,"  "expects,"  "intends," "plans," "anticipates,"   "likely,"   "will"  and   similar   expressions   to  identify forward-looking  statements.  Such forward-looking statements,  including those concerning our expectations,  involve risks,  uncertainties  and other factors, some of which are  beyond  our  control,  which may  cause our  actual  results, performance or achievements,  or industry  results,  to be materially  different from any future  results,  performance or  achievements  expressed or implied by such forward-looking statements. The risks, uncertainties and factors that could cause our results to differ materially from our expectations and beliefs include,  but are not limited to, those  factors set forth below:

•

changes in laws or regulations affecting our operations;

•

changes in our business tactics or strategies;

•

acquisitions of new operations;

•

changing market forces or contingencies that necessitate, in  our judgment, changes in our plans, strategy or tactics; and

•

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

Risks Related to our Business

We and our wholly owned subsidiary Aegean Earth S.A. are development-stage, start-up companies with no operating histories, which makes it difficult to evaluate our existing business and business prospects and increases the risk that the value of any investment in us will decline.

We were founded in March 2006 and Aegean Earth S.A. was founded in July 2007, therefore, we have a limited operating history upon which you can make an investment decision, or upon which you can evaluate our business.  We have not generated revenue and will not be able to generate revenue unless and until we commence construction projects and/or acquire entities that are actively engaged in construction projects.  For the fiscal year sended December 31, 2008 and 2007, we and Aegean Earth S.A. reported losses of $1,143,534 and $97,418, respectively.  You should, therefore, consider us subject to the business risks associated with a new business.  The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new business.

We will require additional capital to pursue our business plan.

We have financed our operations since our inception through funds raised in private placements.  Through April 2008, we received approximately $6.0 million in gross proceeds in a private placement.  We intend to utilize the financing to effectuate acquisitions and bid on smaller projects until revenues are generated and our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including our ability to obtain material contracts and/or complete one or more strategic acquisitions.  Accordingly, we expect to need to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed or, if available, on terms favorable to us. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing ordinary shares. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility.  There can be no assurance that additional funds will be available when and if needed from any source or, if available, will be available on terms that are acceptable to us.  We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing shareholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our subsequent investors. Newly issued securities may include preferences, superior voting rights, or may be issued with warrants or other derivative securities, which themselves may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs.   Our ability to obtain needed financing may be impaired by such factors as the capital markets, the lack of a market for our ordinary shares, and our lack of profitability, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, we may be required to reduce or cease operations.

Difficult conditions in the worldwide and European Economy may adversely affect the Company’s ability to complete acquisitions, receive additional financing, and may decrease the number of construction projects available for bid.

The difficult worldwide economic conditions may significantly decrease the Company’s ability to find and complete synergistic and accretive acquisitions, which is an integral part of our business plan.  The lack of liquidity in the debt and equity markets may also negatively affect our ability to raise additional funds for acquisitions and to fund construction projects.  Without additional financing, the Company may not have the ability to become bonded or purchase the necessary raw materials to complete any of its intended projects.  Additionally, the number of potential projects available may significantly decrease if the global recession continues.  All of these factors may have a material adverse effect on our financial condition and results of operations.

An integral part of our business plan involves acquisitions which may or may not be completed.

We intend to utilize acquisitions as part of our business strategy to enter into the construction market in Greece and abroad.  These acquisitions may include the acquisition of operating licenses that are necessary for us to participate in certain types of projects.  There can be no assurances that we will complete any acquisitions.  If we fail to complete an acquisition, it could have a material adverse effect on our financial condition and results of operations.

We are not yet licensed by the Greek government to undertake construction projects in Greece and if we do not obtain a license we will not be able to engage in construction projects in Greece.

Construction companies must be licensed by the Greek government in order to engage in construction projects and we do not have such a license.  Construction companies in Greece are classified into seven classes according to the size of the company and other criteria that determine the size of project that they may participate in.  Construction companies with the highest classification are able to participate in projects of any size.  We intend to obtain a license either through filing an initial application or by acquiring an existing company that has a license.  If we are not able to obtain a license we will not be able to bid on and participate in construction projects in Greece, which would have a material adverse effect on our business.  If we do obtain a license, but do not receive the highest classification, we will only be able to bid on and participate in projects of limited size, which could have an adverse effect on our business and results of operations.

Our future classification with the Greek government may limit the size of construction projects that we may be able to undertake.

Construction companies in Greece are classified into seven classes according to the size of the company and other criteria that determine the size of project that they may participate in.  Construction companies with the highest classification are able to participate in projects of any size.  We will attempt to obtain the highest classification of license, either through our own application or through acquisition.  If we are not able to receive the highest classification, we will only be able to bid on and participate in projects of limited size, which could have an adverse effect on our business.  Further, if we were to not receive a license, it could have a material adverse effect on our business and results of operations.

Our success will be dependent upon our ability to successfully bid on and timely complete construction projects which involves a high degree of risk.

The construction business is subject to substantial risks, including, but not limited to, the ability to successfully bid on, and be awarded favorable potential construction projects.  Further, if we are successful in bidding on construction projects, our ability to complete such construction projects are subject to a number of additional risks, including,  but not limited to, availability and timely receipt of zoning and other regulatory approvals, available capital, available labor, compliance with local laws, and the ability to obtain financing on favorable terms.  These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent the start and/or the completion of construction activities once undertaken, any one of which could have a material adverse effect on our financial condition and results of operations.

The construction business is subject to a number of risks outside of our control.

The construction industry is highly cyclical by nature and future market conditions are uncertain.  Factors beyond our control can affect our business.  Factors which could adversely affect the construction industry, many of which will be beyond our control, include, but are not limited to:

•

the availability and cost of financing for our customers;

•

unfavorable interest rates and increases in inflation;

•

overbuilding or decreases in demand;

•

changes in national, regional and local economic conditions;

•

cost overruns, inclement weather, and labor and material shortages;

•

the impact of present or future environmental legislation, zoning laws and other regulations;

•

availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property;

•

increases in taxes or fees;

•

local law; and

•

available labor and negotiations with unions.

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

Our ability to successfully complete construction projects may be affected by circumstances beyond our control, including:

•

shortages or increases in prices of construction materials;

•

natural disasters in the areas in which we operate;

•

work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers;

•

lack of availability of adequate utility infrastructure and services; and

•

our need to rely on local subcontractors who may not be adequately capitalized or insured.

Any of these circumstances could give rise to delays in the start or completion of, or increase the cost of, a construction projects.  We anticipate competing with other construction companies for labor as well as raw materials, who may be better financed than us.  Increasing global demand for construction materials, as well as increases in fuel and commodity prices have resulted in significantly higher prices of most building materials, including lumber, drywall, steel, concrete, roofing materials, pipe and asphalt.  In addition, local materials suppliers may limit the allocation of their products to their existing customers, which could cause us to have to obtain materials from other suppliers, which could further increase our costs and in turn adversely affect our financial condition and results of operations.

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

We may be subject to Greek (as well as those of other countries where we do business and the European Economic Union) laws, ordinances and regulations concerning, among other things:

•

environmental matters, including the presence of hazardous or toxic substances;

•

wetland preservation;

•

health and safety;

•

zoning, land use and other entitlements;

•

building design, and

•

density levels.

In developing any project, we may be required to obtain the approval of numerous Greek governmental authorities (and others) regulating matters such as:

•

installation of utility services such as gas, electric, water and waste disposal;

•

the dedication of acreage for open space, parks and schools;

•

permitted land uses, and

•

the construction design, methods and materials used.

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

Increased insurance risk could negatively affect our business.

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

Our future success depends on retaining our existing key employees.  The loss of key employees could limit our ability to operate our business and execute our growth strategy, which could in turn adversely effect our ability to obtain construction contracts and/or cause a slower rate of growth.

Our future success is substantially dependent on the continued service of our executive officers and other key employees, particularly Joseph Clancy, one of our directors and also the Managing Director of Aegean Earth S.A. and Rizos Krikis, our Chief Financial Officer.  Mr. Clancy and Mr. Krikis have experience in and knowledge of the construction industry in Greece and the loss of either or both of these individuals could have a material adverse impact on our ability to compete the construction industry in Greece.  In addition, we do not have key-person insurance on any of our employees.  No assurances can be given whether we will be able to employ and/or keep key executive officers to execute our business plan. The loss of the services of any of our executive officers, or other key employees could make it more difficult to successfully operate our business and pursue our growth strategy, which could have a material adverse effect on our results of operations.

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

Some of our Officers and Directors reside outside of the United States which could make it difficult to enforce potential civil liabilities and judgments.

Joseph Clancy, one of our directors, and Mr. Krikis, our Chief Financial Officer, are residents of countries other than the United States, and all of our assets are located outside the United States.  As a result, it may not be possible for investors to effect service of process within the United States upon such persons or enforce in the United States against such persons judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of United States federal securities laws or state securities laws.

You may not be able to enforce your claims in the Cayman Islands or Greece.

We are a Cayman Islands corporation and Aegean Earth S.A. is a Greek company. We cannot assure you that a Cayman Islands or Greek court would deem the enforcement of foreign judgments requiring us to make payments outside of the Cayman Islands or Greece to be contrary to the Cayman Islands or Greek public policy and/or enforceable.

Risks Related to our Ordinary Shares

If we are a controlled foreign corporation, you may be subject to certain adverse U.S. federal income tax consequences, including having to include undistributed earnings in your gross income and/or not being able to take advantage of capital gains treatment in a sale of ordinary shares.

Under Section 951(a) of the Internal Revenue Code (the “Code”), each “United States shareholder” of a “controlled foreign corporation” (“CFC”) must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if no income is actually distributed to the “United States shareholder.” In addition, gain on the sale of stock in a CFC realized by a “United States shareholder” is treated as ordinary income, potentially eligible for the reduced tax rate applicable to certain dividends, to the extent of such shareholder’s proportionate share of the CFC’s undistributed earnings and profits accumulated during such shareholder’s holding period for the stock. Section 951(b) of the Code defines a “United States shareholder” as any U.S. corporation, citizen, resident or other U.S. person who owns (directly or through certain deemed ownership rules) 10% or more of the total combined voting power of all classes of stock of a foreign corporation. In general, a foreign corporation is treated as a CFC only if such “United States shareholders” collectively own more than 50% of the total combined voting power or total value of the foreign corporation’s stock. Although the Company following this Offering does not expect to be a CFC, there can be no assurance that the Company will not become a CFC in the future.  If the Company is treated as a CFC, the Company’s status as a CFC should have no adverse effect on any shareholder of the Company that is not a “United States shareholder.”

If we are considered a Passive Foreign Investment Company, you may be subject to certain adverse U.S federal income tax consequences, including subjecting US shareholders to additional taxes.

Special adverse U.S. federal income tax rules apply to U.S. holders of equity interests in a non-U.S. corporation classified as a “passive foreign investment company” (“PFIC”).  These rules apply to direct and indirect distributions received by U.S. shareholders with respect to, and direct and indirect sales, exchanges and other dispositions, including pledges, of shares of stock of, a PFIC.  A foreign corporation will be treated as a PFIC for any taxable year if at least 75% of its gross income (including a pro rata share of the gross income of any company in which the Company is considered to own twenty five (25) percent or more of the shares by value) for the taxable year is passive income or at least 50% of its gross assets (including a pro rata share of the assets of any company of which the Company is considered to own twenty five (25) percent or more of the shares by value) during the taxable year, based on a quarterly average of the assets by value, produce, or are held for the production of, passive income.

The Company believes that it will not be a PFIC for its current taxable year and does not anticipate becoming a PFIC in future taxable years.  A foreign corporation’s status as a PFIC, however, is a factual determination that is made annually, and thus may be subject to change.  If the Company were a PFIC in any taxable year, each U.S. holder, in the absence of an election by such holder to treat the Company as a “qualified electing fund” (a “QEF Election”) would, upon certain distributions by the Company or upon disposition of the Equity Shares (possibly including a disposition by way of gift or exchange in a corporate reorganization, or the grant of the stock as security for a loan) at a gain, be liable to pay U.S. federal income tax at the highest tax rate on ordinary income in effect for each period to which the income is allocated plus interest on the tax, as if the distribution or gain and deem recognized ratably over the U.S. holder’s holding period for the Equity Shares while the Company was a PFIC.  Additionally, the Equity Shares of a decedent U.S. holder who failed to make a QEF Election will generally be denied the normally available step-up of the tax basis for such Equity Shares to fair market value at the date of death and, instead, would have a tax basis equal to the decedent’s tax basis, if lower, in the Equity Shares.  U.S. holders should consult their tax advisers on the consequences of an investment in Equity Shares if the Company were treated as a PFIC.

We are authorized to issue up to 78,125,000 ordinary shares and 20,000,000 preference shares, which could reduce the proportionate ownership interests of current shareholders.

We are authorized to issue up to 78,125,000 ordinary shares and 20,000,000 preference shares.  Our Board of Directors has the ability, without seeking stockholder approval, to issue additional ordinary shares and/or preference shares stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional ordinary shares and/or preference shares in the future will reduce the proportionate ownership and voting power of our ordinary shares held by existing stockholders.  Further, our board of directors is empowered, without shareholder approval, to issue preference shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of ordinary shares. In the event of such issuance, the preference shares could be used as a method of discouraging, delaying or preventing a change in control of our company, which could have the effect of discouraging bids for our company and thereby prevent shareholders from receiving the maximum value for their shares.

There is presently no market for our Ordinary Shares.

There is no market for our ordinary shares or any of our other securities.  Although we may in the future apply to have our ordinary shares quoted on the Pink Sheets, the Over-The-Counter Bulletin Board or another trading and/or quotation medium, there can be no assurance as to when or if our ordinary shares will become traded and/or quoted on any trading medium.  Even if our ordinary shares are quoted on a trading medium, there can be no assurance that an active trading market will develop for such shares. If an active trading market does not develop or continue, you will have limited liquidity and may be forced to hold your investment in the Company for an indefinite period of time.

If our Ordinary Shares are traded and/or quoted, we expect that the shares will be subject to the “penny stock” rules for the foreseeable future.

We expect that our ordinary shares, if traded and/or quoted, will be subject to the Commission’s “penny stock” rules.  Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for the ordinary shares. As long as our ordinary shares are subject to the penny stock rules, the holders of its shares may find it more difficult to sell their securities.

We have never declared or paid dividends on our ordinary shares and we do not currently anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid dividends on our ordinary shares and we do not currently anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Except for the rights of holders of the Series A Preference Shares to receive dividends, any future determination to pay dividends on our ordinary shares will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and other such factors as our board of directors may deem relevant.

The concentration of ownership of our ordinary shares with insiders and their affiliates is likely to limit the ability of other shareholders to influence corporate matters.

Approximately 74% of our outstanding ordinary shares are under the control of certain of our directors and executive officers and their affiliates.  As a result, these persons will have the ability to exercise control over all matters requiring approval by our shareholders, including, but not limited to, the election of directors and approval of significant corporate transactions.  This concentration of ownership might also have the effect of delaying or preventing a change in our control that might be viewed as beneficial by other shareholders or discouraging a potential acquirer from making an offer to shareholders to purchase their ordinary shares in order to gain control of us.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2

PROPERTIES

We do not own or rent any property.  We utilize the office space and equipment of our officer and directors at no cost.

ITEM 3.

LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market information

Our ordinary shares have not been listed for trading on the OTC Bulletin Board or on any stock exchange.

(b)

Holders

As of December 31, 2008, there were approximately 492 record holders of 7,053,033 Ordinary Shares.

(c)

Dividends

Historically, we have not paid any dividends to the holders of our ordinary shares and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

(d)

Securities authorized for issuance under equity compensation plans

We do not have any compensation plans under which our securities have been authorized for issuance, however, we intend to develop a stock option plan during 2009.

ITEM 6.

SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited financial statements appearing elsewhere herein.

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenues	$-	$-
Expenses	834,632	94,135
Net Loss	(1,143,534)	(97,418)
Basic and diluted loss per share	$(0.26)	$(0.05)

Total Assets	$2,203,806	$237,925

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Comparison of the years ending December 31, 2008 and 2007

Because we acquired Aegean Earth at the end of February 2008, and prior thereto we did not have any business operations, we have not had any revenues during the years ending December 31, 2008 and 2007. Total operating expenses for the year ended December 31, 2008 were $834,632 compared with $94,135 for the year ended December 31, 2007.  The increase is primarily related to legal and professional fees related to the acquisition of Aegean Earth S.A. and the addition of the operating activity in Aegean Earth S.A.  Other expenses also increased from $3,283 in other expenses for the year ended December 31, 2007 to a net other expense of $308,902.  This increase was caused by the devaluation of the euro versus the dollar during the third calendar quarter of 2008, which was off-set by $96,995 of interest income earned during the year ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2008, we had working capital of $2.0 million and a cash balance of $2.0 million.    We believe that we will be able to meet all of our funding needs in the next twelve months, including additional planned acquisitions.  No assurances can be given, however, that our business plan will succeed and that we will be not need to seek additional external financing.

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

We anticipate, but cannot assure, that we will have a number of potential projects in various stages of development by the end of 2009 or in the first half of 2009 and we hope to commence construction activities by the in 2010.  Assuming that we obtain the necessary licenses and are able to commence construction activities by 2010, we hope to achieve profitability some time before 2011.  Provided however, there can be no assurance that we will be able to commence construction activities or that we will achieve profitability during our anticipated time frames, if at all.  We estimate that our total anticipated general and administrative and other fixed costs for the next twelve months will be approximately $500,000.  We expect that such estimated costs will increase depending on the size and number of projects that we undertake.  We anticipate utilizing project financing or deposit payments to fund the construction and development of the projects we undertake to the extent possible to mitigate the additional operating costs of undertaking construction and development projects.  We also expect to utilize financing, either the sale of debt or equity securities to fund any acquisitions of construction companies that we undertake.

We have entered into negotiations with the Municipality of Argostoli, in Greece, for the potential development of a tourist harbor, commercial marina, cruise ship docking area, and other commercial development surrounding the Argostoli harbor area.  We have agreed to fund and prepare a feasibility study, which will be performed by us or through a third party, to determine the scope and economic viability of the proposed project. We hope to conclude the feasibility during 2009. After we have concluded the feasibility study, if the proposed project is viable, and the Municipality decides to go forward with the project, we propose to enter into a joint venture with the Municipality to develop and manage the proposed project.  Estimated revenues for this project range from $35-$60 million, depending on the results of the feasibility study, which will determine the size and scope of the project.  Such estimated revenues are also dependent upon our securing necessary licenses in Greece to allow us to undertake the construction portion of this project.  If we are unable to secure a construction license, or if we decide to subcontract the construction portion of this project, potential revenues from the project would be reduced by approximately $5-$10 million.

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

The Company’s wholly-owned subsidiary, Aegean Earth, S.A. is subject to income and other taxes in Greece.  The stuatory income tax rate in Greece is currently 25%.  The Company has not incurred an income tax liability in Greece due to the net losses of the Company.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts payable and payables to an affiliate. We believe the fair value of our payable reflects its carrying amount.

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) effective January 1, 2008.  SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have an effect on the Company’s financial condition or results of operations, but

SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of December 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations - Revised 2007” (SFAS 141(R)). SFAS 141(R) provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.  Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations.  SFAS 159 also establishes additional disclosure requirements.  The Company did not elect the fair value option under SFAS 159 for any of its financial assets or liabilities upon adoption.  The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

ITEM 7A.

QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.

FINANCIAL STATEMENTS

The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are included in this report as set forth in the “Index to Financial Statements.” See F-1 for Index to Financial Statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2008, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)..  Based on this assessment, management has determined that the Company's internal control over financial reporting was ineffective as of December 31, 2008.  Management determined there was an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 because of the material weakness described in the preceding paragraph. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position(s)

Frank DeLape	53	Executive Chairman and Director
Joseph Clancy	67	Director
Rizos Krikis	43	Chief Financial Officer

Frank DeLape. Executive Chairman and Director – Frank DeLape is one of our co-founders and was appointed a director and our Executive Chairman on February 29, 2008.  Frank DeLape is also Chairman and CEO of Benchmark Equity Group, a company he founded in 1994.  Prior to founding Benchmark, Mr. DeLape spent 11 years in executive management roles managing turnarounds for various companies.  In that regard, he worked on behalf of such companies’ boards of directors or the sponsoring banks to recapitalize companies to return them to profitability or to maximize cash repayment through orderly liquidation. Benchmark provides private equity and debt financings from various funds as well as a syndicate of investors. Mr. DeLape was a founder and financier of Think New Ideas, a NASDAQ NMS listed company, which later sold for over $300 million.  At Benchmark, Mr. DeLape has formed and been instrumental in the growth of eighteen companies.  Of these, several have become NASDAQ listed, one listed on the American Stock Exchange, and three were sold, creating in total over several billion dollars in market value. From August 2001 through October 2005, Mr. DeLape was Chairman of the Board of the biotechnology company Isolagen, Inc. Over his four years as Chairman and a major shareholder of Isolagen, Mr. DeLape oversaw the listing of Isolagen on the American Stock Exchange, and raising over $194 million in debt and equity financings for the company. Mr. DeLape is a Director of Polymedix, Inc. since November 2005 and President, CEO and a director of Influmedix, Inc. since April 2006.  Mr. DeLape is also a director of Anchor Funding Services since January 2007 and Uni-Pixel, Inc. Both such corporations file reports under the Exchange Act.  The trading symbol for Uni-Pixel, Inc. on the NASD Bulletin Board is “UNXL”.  Since March 2006, Mr. DeLape has also served as the Executive Chairman of Six Diamond Resorts International, a Cayman Islands company that he co-founded that files reports under the Exchange Act.  Mr. DeLape is a controlling shareholder of Six Diamond Resorts International and in October 2007, he was appointed a director of Six Diamond Resorts International.  Mr. DeLape is a member of the National Association of Corporate Directors. .  See also, Certain Relationships and Related Party Transactions.

Joseph Clancy. Director -  Mr. Clancy was appointed a director on February 29, 2008 and has served as a Managing Director of Aegean Earth S.A. since its inception in July 2007.  Mr. Clancy is an experienced professional in both private equity and construction and development.  Since June 2006, he has served as one of the National Representatives of Access America Investments in Greece and Cyprus.  From February 2003 to May 2006, he served as a consultant/advisor for Vibrant Capital Corporation in New York, where he oversaw the implementation of a life settlement acquisition program to secure a bond issued under the securities laws of Luxembourg and also implemented two private placement programs of investments in conjunction with that asset class.  Prior thereto, from January 2002 to February 2003 he served as a Director in Oriri Holdings, SA, of Oslo, Norway, where he oversaw the implementation of international marketing operations for content for mobile phones throughout the EU market.  Mr. Clancy has also overseen the construction, master planning, and development of numerous properties, including an 800 acre mixed use area in Colorado.   He has also served as the Chief Operating Officer of DiaChi Corporation and Prime Financial Services Group of London.  Mr. Clancy graduated with a B.Sc. in Engineering from the United States Naval Academy in Annapolis, Maryland.  He served as a Captain in the U.S. Marine Corps from 1963-1967 and was decorated for valor for his service in Vietnam.

Rizos Krikis.  Chief Financial Officer- Mr. Krikis was appointed our Chief Financial Officer on February 29, 2008.  Prior thereto, from 2004 to 2007, Mr. Krikis was Chief Financial Officer of Cosmotelco Telecommunications in Greece.  Prior to joining Cosmotelco, Mr. Krikis was a senior manager for the Emporiki Private Equity and Venture Capital Fund, where he was responsible for the initial investment decision and ongoing monitoring of the Fund’s portfolio investment. Mr. Krikis has a number of years of experience in the financial industry and has served in multiple capacities both in industry and private equity. Mr. Krikis also was a consultant from the Greek Trade Commission in New York.  He graduated with both his Bachelor’s and Master’s degrees in Business Administration from Baruch College in New York, and is fluent in both English and Greek.

Messrs Clancy and Krikis currently devote 50-60 hours, or 100% of their time to the Company.  Upon the recruitment of additional management, it is intended that Mr. Clancy will devote approximately 50% of his time to the Company.  Mr. DeLape devotes approximately 15 hours, or 30% of his time to the Company.

Election of Directors and Officers

Holders of our ordinary shares are entitled to one (1) vote for each share held on all matters submitted to a vote of the shareholders, including the election of directors. Cumulative voting with respect to the election of directors is not permitted by our Memorandum and Articles of Association.

Our Board of Directors shall be elected at the annual meeting of the shareholders or at a special meeting called for that purpose. Each director shall hold office until the next annual meeting of shareholders and until the director’s successor is elected and qualified. If a vacancy on the Board of Directors, including a vacancy resulting from an increase in the number of directors then the shareholders may fill the vacancy at the next annual meeting or at a special meeting called for the purpose, or the Board of Directors may fill such vacancy.

Committees of the Board of Directors

Our board of directors has not appointed any committees.

Audit Committee and Code of Ethics

We have not formally appointed an audit committee, and therefore, our board of directors serves the function of an audit committee. We have not made a determination as to whether any of our directors would qualify as an audit committee financial expert.  We have not yet adopted a code of ethics applicable to our chief executive officer and chief accounting officer, or persons performing those functions, because of the small number of persons involved in management.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

Based on our inquiries of all of our officers and directors, we are not aware of any pending or threatened legal proceedings involving any of our officers or directors that would be material to an evaluation of our management.

Director Independence

Our board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange and has determined that none of our directors are independent based upon such criteria.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are currently compliant.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

ITEM 11.

EXECUTIVE COMPENSATION

We paid one of our executive officers, Mr. Rizos Krikis, $59,149 in salary and $10,148 in bonuses for the year ended December 31, 2008.  None of our other executive officers or directors have received any compensation for the year ended December 31, 2008.

Employment Agreements

Although we have not entered into any employment agreements with our executive officers, we have orally agreed with Mr. Frank DeLape, our Executive Chairman, to issue to him stock options to purchase up to 250,000 ordinary shares.  The terms of such options shall be determined at a future date by mutual agreement between us and Mr. DeLape.

Compensation of Directors

We have not paid our directors compensation for serving on our board of directors.  Our Board of Directors may in the future decide to award the members of the Board of Directors cash or stock based consideration for their services to us, which awards, if granted shall be in the sole determination of the Board of Directors.

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

The following table sets forth, as of April 15, 2009 the number of Ordinary Shares owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of our outstanding Ordinary Shares.

Name and address of Beneficial Owner	Number of Shares	Percent of Class (1)
Directors and Named Executive Officers(2):
Joseph Clancy (3)	166,667	2.4%
Frank DeLape (4)	5,037,501	71.4%
Rizos Krikis	-	-

All directors and named executive officers as a group (3 persons)	5,204,168	73.8%

Other 5% or Greater Beneficial Owners
Access America Fund, L.P.(5) 1800 West Loop South Houston, TX 77027	5,037,501	71.4%

(1)

Beneficial ownership is calculated based on an aggregate of 7,053,033 ordinary shares outstanding as of April 15, 2009 together with securities exercisable or convertible into ordinary shares within sixty days of April 15, 2009 for each shareholder.  Beneficial ownership is determined in accordance with Rule 13d-3 of the SEC. The number of ordinary shares beneficially owned by a person includes ordinary shares issuable upon conversion of securities and subject to options or warrants held by that person that are currently convertible or exercisable or convertible or exercisable within 60 days of April 15, 2009.  The ordinary shares issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)

Unless otherwise specified, the address for the directors and named executive officers is c/o Nautilus Global Partners, 700 Gemini, Suite 100, Houston, TX 77027.

(3)

The address for Mr. Clancy  is Tenarou, 49, PO Box 73050, Ano Glyfada, 165 62 Greece

(4)

Consists of 5,037,501 ordinary shares held by Access America Fund, LLP (“AAF”).  Such amount does not include ordinary shares issuable upon conversion of the Series A Preference Shares owned by AAF as such Series A Preference Shares are not convertible within 60 days of April 15, 2009.  Access America Investments LLC (“AAI”) is the general manager of AAF.  Mr. DeLape is the Chairman of AAI and he is also the Chairman of Benchmark Equity Group which owns 41.7% of AAI.  Accordingly, Mr. DeLape may be deemed to share indirect beneficial ownership of the ordinary shares held by AAF.  Mr. DeLape, however, expressly disclaims beneficial ownership of such ordinary shares.  Such amount also does not include 250,000 ordinary shares issuable upon the exercise of stock options, since such options have not yet been granted and are not exercisable within 60 days of April 15, 2009.  The exercise terms of such options have not been determined.

(5)

Such amount does not include ordinary shares issuable upon conversion of the Series A Preference Shares owned by AAF as such Series A Preference Shares are not convertible within 60 days of April 15, 2009.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We acquired Aegean Earth S.A. pursuant to an Acquisition Agreement dated as of February 29, 2008 by and among us, Aegean Earth S.A., and Joseph Clancy and Konstantinos Polites for 500,000 of the Company’s ordinary shares.  The Company valued the transaction at approximately $50,000 based on the latest third party transaction involving the Company’s ordinary shares for a purchase of the Company’s shares at $0.10 per share. At the time of the acquisition, Mr. Clancy was a controlling shareholder and a Manager of Aegean Earth S.A. and pursuant to the terms of the acquisition agreement, Mr. Clancy received 250,000 ordinary shares in exchange for his capital stock of Aegean Earth S.A.  In April 2008, Mr. Clancy transferred 83,333 ordinary shares to PrimeLife Holdings, Ltd.  Mr. Clancy is one of our directors and he is also the Manager of Aegean Earth S.A.  Based on the prior transaction described above, the dollar value received for the transaction was approximated at $50,000, and the dollar value received by Mr. Clancy was approximated to be $25,000 based on the $0.10 per share prior transaction.

In December 2007, we made two loans to Aegean Earth S.A. evidenced by two promissory notes in the aggregate principal amount of $85,025.  These notes bear interest at the rate of 6% per year and are payable on demand.  These notes were written primarily to provide working capital to Aegean Earth S.A. prior to our contemplated acquisition of Aegean Earth S.A.  One of our directors, Joseph Clancy, was a controlling shareholder and a Manager of Aegean Earth S.A. at the time of the loans.

Access America Fund (“AAF”) previously agreed to make loans to us up to $500,000.  In May and November 2007, AAF loaned us $300,000, which are evidenced by promissory notes issued by us to AAF.  We used the loans to provide working capital to Aegean Earth S.A. prior to the acquisition.  The notes bear interest at the rate of 6% per annum, are payable on demand, and may be converted at any time and from time to time by the holder into an aggregate of approximately 2,500,000 ordinary shares.  On April 21, 2008, these Notes were converted into 2,500,000 ordinary shares of the Company.  The largest amount of principal outstanding on such loans was $300,000, and as a result of the conversion, as of April 21, 2008, there remaining outstanding principal balance of the loans was $0.  Access America Investments LLC (“AAI”) is the general manager of AAF.  Mr. Frank DeLape, our Executive Chairman and a director is the Chairman of AAI and he is also the Chairman of Benchmark Equity Group which owns 41.7% of AAI.  Mr. Joseph Rozelle, who was our Chief Financial Officer and a director at the time the loans were made is the Chief Financial Officer of AAI.

In November 2007, we reimbursed AAI for $84,980 in due diligence related expenses that were incurred by AAI on behalf us relating to the potential acquisition of Aegean Earth, S.A.

We were founded in March 2006 by Nautilus Global Partners, LLC and Mid-Ocean Consulting Limited.  Frank DeLape, our Executive Chairman and a director, is the owner, Chairman and CEO of Benchmark Equity Group, which owns 20% of the equity interests of Nautilus Global Partners and Mr. DeLape controls other entities that collectively own an additional 20% of the equity interests of Nautilus Global Partners.  Accordingly, based on his ownership and management position with Benchmark Equity Group, Mr. DeLape may also be deemed to be a founder of our Company.  In order to provide us with funds for our formation costs, in April 2006, we issued 1,000,000 ordinary shares (1,562,500 ordinary shares as adjusted for the split) to Nautilus Global Partners and 50,000 ordinary shares (78,125 ordinary shares as adjusted for the split) to Mid-Ocean Consulting Limited, for aggregate consideration of $1,050 at a purchase price of $.001 per share.  In addition, Nautilus Global Partners funded a portion of the Company’s operating expenses, of which $9,866 remained outstanding as of March 31, 2008.  At the time we received such funding, Joseph Rozelle, the President of Nautilus Global Partners was one of our directors.

Director Independence

Our Board of Directors does not believe that any of the directors qualifies as independent under the rules of any of the national securities exchanges.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees include fees paid by the Company to its auditors in connection with the annual audit of the Company’s financial statements and the auditor’s review of the Company’s interim financial statements.  The aggregate fees billed to the Company by PMB Helin Donovan LLP for audit services for the fiscal years ended December 31, 2008 and 2007 were $19,735 and $4,240, respectively.

Audit Related Fees

Audit related fees include fees paid by the Company to its auditors for services related to accounting consultations and internal control review.  There were no audit-related fees paid by the Company for either of the fiscal years ended December 31, 2008 or 2007.

Tax Fees

Tax fees include fees paid by the Company to its auditors for corporate tax compliance and tax advisory services.  There were no tax-related fees billed to the Company for either of the fiscal years ended December 31, 2008 or 2007.

All Other Fees

All other fees include fees paid by the Company to its auditors for all other services rendered by the auditor to the Company.  There were no Fees for other services paid by the Company for years ended December 31, 2008 or 2007.

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

Date: April 30, 2009	AEGEAN EARTH AND MARINE CORPORATION

By: /s/ Frank DeLape
Frank DeLape
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 30, 2009	By: /s/ Frank DeLape
Name: Frank DeLape
Title: Executive Chairman (Principal Executive Officer)

Date: April 30, 2009	By: /s/ Rizos Krikis
Name: Rizos Krikis
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 30, 2009	By: /s/ Joseph Clancy
Name: Joseph Clancy
Title: Director

Aegean Earth & Marine Corporation

(A Development Stage Company)

Index to Financial Statements

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the years ended December 31, 2008 and December 31, 2007 , and the cumulative period from inception (March 10, 2006) through December 31, 2008	F-4

Consolidated Statement of Shareholders’ Equity for the period from Inception (March 10, 2006) through December 31, 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and December 31, 2007, and the cumulative period from inception (March 10, 2006) through December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Aegean Earth & Marine Corporation (the Company) (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended and the cumulative period from inception (March 10, 2006) through December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aegean Earth & Marine Corporation as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended and the cumulative period from inception (March 10, 2006) through December 31, 2008, in conformity with generally accepted accounting principles in the United States of America.

The accumulated deficit during the development stage for the period from date of inception (March 10, 2006) through December 31, 2008 is $1,266,814.

PMB Helin Donovan, LLP

April 30, 2009

Houston, Texas

Aegean Earth and Marine Corporation

(formerly Tiger Growth Corporation)

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,998,884	$152,789
Short-term notes receivable – affiliate	--	85,025
Interest receivable	--	111
Other assets	60,809	--

Total current assets	2,059,693	237,925

Goodwill	144,113	--

Total assets	$2,203,806	$237,925

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Payable to affiliate	$9,866	$6,497
Accounts payable	78,952	4,448
Interest payable - affiliate	--	2,910
Short-term note payable – affiliate	--	300,000

Total current liabilities	88,818	313,855

Commitments and Contingencies (Note 10)	--	--

SHAREHOLDERS’ EQUITY (DEFICIT)
Preference shares, $0.00064 par value, 20,000,000 shares authorized, 975,001 and -0- issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	624	--
Ordinary shares, $0.00064 par value; 78,125,000 shares authorized; 7,053,333 and 2,002,691 issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	4,514	1,282
Additional paid in capital	3,324,631	46,068
Cumulative translation adjustment	52,033	--
Deficit accumulated during development stage	(1,266,814)	(123,280)
Total shareholders’ equity (deficit)	2,114,988	(75,930)
Total liabilities and shareholders’ equity (deficit)	$2,203,806	$237,925

See accompanying notes to consolidated financial statements.

Aegean Earth & Marine Corporation

(formerly Tiger Growth Corporation)

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative During Development Stage (March 10, 2006 to December 31, 2008)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	834,632	94,135	955,141
Total operating expenses	834,632	94,135	955,141

Operating loss	(834,632)	(94,135)	(955,141)

Other income (expense)
Foreign exchange loss	(405,897)	--	(405,897)
Interest, dividend and other income (expense)	96,995	(3,283)	94,224
Total other income (expense)	(308,902)	(3,283)	(311,673)

Net loss	(1,143,534)	(97,418)	(1,266,814)

Preferred shares dividends	(384,173)	--	(384,173)
Net loss attributable to ordinary shares	$(1,527,707)	$(97,418)	$(1,650,987)

Basic and diluted loss per share	$(0.26)	$(0.05)	$(0.49)
Weighted average ordinary shares outstanding – basic and diluted	5,838,662	2,002,691	3,375,797

See accompanying notes to consolidated financial statements.

Aegean Earth & Marine Corporation

(formerly Tiger Growth Corporation)

(A Development Stage Company)

Statement of Shareholders’ Equity

For the period from Inception (March 10, 2006) through December 31, 2008

								Deficit
							Accumulated	Accumulated
						Additional	Other	During the
	Preferred Stock		Common Stock			Paid-in	Comprehensive	Development
	Shares	Amount	Shares		Amount	Capital	Income	Stage	Totals

Founder shares issued on April 10, 2006	-	$-	1,640,625		$1,050	$-	$-	$-	$1,050

Shares issued during 2006 at $0.1279 per share			362,066		232	46,068	-	-	46,300

Net loss	-	-	-		-	-	-	(25,862)	(25,862)

Balance as of December 31, 2006	-	$-	2,002,691		$1,282	$46,068	$-	$(25,862)	$21,488

Net loss	-	-	-		-	-	-	(97,418)	(97,418)

Balance as of December 31, 2007	-	$-	2,002,691		$1,282	$46,068	$-	$(123,280)	$(75,930)

Issuance of shares through fundraise	2,050,342	$1,312	2,050,342		$1,312	$6,148,401	$-	$-	$6,151,025

Redemption of preference shares	(1,075,341)	(688)	-		-	(3,225,328)	-	-	(3,226,016)

Shares issued in acquisition of Aegean Earth S.A.	-	-	500,000		320	49,680	-	-	50,000

Conversion of note payable – affiliate and accrued interest	-	-	2,500,000		1,600	305,810	-	-	307,410

Currency translation adjustment	-	-		-	-	-	52,033	-	52,033

Net Loss	-	-	-		-	-	-	(1,143,534)	(1,143,534)

Balance as of December 31, 2008	975,001	$624	7,053,033		$4,514	$3,324,631	$52,033	$(1,266,814)	$2,114,988

See accompanying notes to consolidated financial statements.

Aegean Earth and Marine Corporation

(formerly Tiger Growth Corporation

 (A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative During Development Stage (March 10, 2006 to December 31, 2008)
Cash flows from operating activities
Net loss	$(1,143,534)	$(97,418)	$(1,266,814)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	-- --	1,050
Changes in operating assets and liabilities
Non-cash interest expense	4,500	2,910	7,410
Interest receivable and other assets	(55,872)	(111)	(55,983)
Payable to affiliate	(59,645)	(257)	(53,148)
Accounts payable	73,048	(3,282)	77,496
Net cash used in operating activities	(1,181,503)	(98,518)	(1,289,989)

Cash flows from investing activities
Net cash acquired of Aegean Earth S.A.	51,452		51,452
Notes receivable-affiliate	--	(85,025)	(85,025)
Net cash provided by (used in) investing activities	51,452	(85,025)	(33,573)

Cash flows from financing activities
Proceeds from issuance of equity	6,151,026	--	6,197,326
Redemption of preference shares	(3,226,016)	--	(3,226,016)
Proceeds from note payable-affiliate	--	300,000	300,000
Net cash provided by financing activities	2,925,010	300,000	3,271,310

Net increase in cash and cash equivalents	1,794,959	116,817	1,947,748

Effect of exchange rates on cash and cash equivalents	51,136	--	51,136

Cash and cash equivalents at beginning of the period	152,789	35,972	--
Cash and cash equivalents at end of the period	$1,998,884	$152,789	$1,998,884

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Stock issued in acquisition of Aegean Earth, S.A.	$50,000	$-	$50,000
Stock issued in exchange for accrued interest and note payable – affiliate	$307,410	$-	$307,410

See accompanying notes to consolidated financial statements.

Aegean Earth & Marine Corporation

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

Through our wholly owned subsidiary, Aegean Earth S.A., we intend to engage in the business of construction and development of real estate projects, roads, utility structures, commercial buildings, and other related facilities in Greece, the Mediterranean and Balkan countries and other parts of Southern and Eastern Europe, either alone or by forming joint ventures with other companies.  We also intend to actively pursue the acquisition of complimentary construction companies to increase construction project opportunities and revenue.  We are actively pursuing construction opportunities both in the private and public sectors throughout the Mediterranean, Middle East, and Northern Africa regions.  We are also currently pursuing of acquisitions of other complimentary companies, provided, however, that no assurance can be given that any such acquisition will be completed.

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

Aegean Earth & Marine Corporation

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The Company, at its sole discretion, has undertaken a program to redeeming approximately $3.2 million of its redeemable Series A Preference Shares for cash, as the entirety of the proceeds are no longer needed to effectuate a previously contemplated acquisition that will not take place.  As of December 31, 2008, the Company had redeemed 1,075,341 shares of the Series A Preference Shares for approximately $3.2 million.

Redeemable Preference Shares with Beneficial Conversion Features

Under EITF No. 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments,” the Company considered the effect of the redemption of the Series A preference shares in 2008.  During 2008, the Company has attributed a beneficial conversion feature of $129,041 to the Series A preference shares redeemed based upon the difference between the relative fair value assigned at the time of issuance to the Series A preference shares and the ordinary shares.  The amount attributable to the beneficial conversion feature has been recorded as a dividend to the holders of the Series A preference shares redeemed during the year ended December 31, 2008. Since the redemption of the Series A preference shares is at the sole discretion of the Company, the Company is not accreting the carrying value of the Series A preference shares to redemption value and will not do so until the Company elects to redeem additional Series A preference shares for cash.

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

Loss Per Ordinary Share

Basic loss per ordinary share is based on the weighted effect of ordinary shares issued and outstanding, and is calculated by dividing net loss attributable to ordinary shares by the weighted average shares outstanding during the period.  Diluted loss per ordinary share is calculated by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares used in the basic loss per share calculation plus the number of ordinary shares that would be issued assuming exercise or conversion of all potentially dilutive ordinary shares outstanding.  The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.  At December 31, 2008, there were no potentially dilutive ordinary shares outstanding.

Aegean Earth & Marine Corporation

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Stock Split

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

Level 3—unobservable inputs.

Aegean Earth & Marine Corporation

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The adoption of FAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of December 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At December 31, 2008 all financial assets consisted of cash and cash equivalents.

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

NOTE 3 – Liquidity and Capital Resources

The Company has no revenues for the period from inception through December 31, 2008.  Throughout the year the Company raised approximately $6.2 million in a private placement for a potential acquisition and for the operations of the Company.  As this acquisition did not take place, the Company began a redemption program for its preference shares, and had redeemed approximately $3.2 million in preference shares as of December 31, 2008.  The Company believes that this will be sufficient for the next 12 months to achieve its business objectives.  There can be no assurances that the Company will ever consummate another business combination; achieve or sustain profitability or

Aegean Earth & Marine Corporation

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

positive cash flows from its operations, reduce expenses or sell additional ordinary shares.

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

NOTE 5 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $9,866 and $6,497 to a Founder of the Company as of December 31, 2008 and December 31, 2007, respectively.  The payable is non-interest bearing and payable on demand.  As of December 31, 2008 and December 31, 2007, the Company also has accounts payable related to the general and administrative expenses for $78,952 and $4,448, respectively.

NOTE 6 - Other Related Party Transactions

During 2008 Aegean Earth S.A. retained the services of Ergo Systems S.A. to provide general consulting and additional services.  Ergo Systems S.A. is owned by one of the founders of Aegean Earth S.A. and one of the shareholders of the Company.  As of December 31, 2008, the Company has incurred approximately $77,000 in consulting fees since the acquisition of Aegean Earth S.A.

NOTE 7 - Ordinary Shares

On April 10, 2006, the Company was capitalized with 1,640,625 shares of its restricted ordinary shares issued at par value of $0.00064 per share, for consideration of $1,050 to its founding shareholders.  These shares, along with a payable issued to the founder of $5,548, were the basis of the funding of the Company’s $6,598 in formation costs.  On May 31, 2006, the Company sold 277,610 shares of its restricted ordinary shares for $35,500. The restricted ordinary shares were sold to 355 offshore private investors pursuant to a Private Placement Offering in lots of 782 shares each at $0.1279 per share.  On July 18, 2006, the Company sold an additional 84,456 shares of its restricted ordinary shares for $10,800. The restricted ordinary shares were sold to 108 offshore private investors pursuant to a Private Placement Offering in lots of 782 shares each at $0.1279 per share.  No underwriting discounts or commissions were paid with respect to such sales.  On February 29, 2008, the Company issued 1,908,675 ordinary shares in conjunction with its raising of approximately $5.7 million in financing.  On April 8, 2008 the Company sold an additional 91,667 Ordinary Shares for aggregate gross proceeds of approximately $275,001.  On April 21, 2008 the Company converted $300,000 in notes payable plus accrued interest into 2,500,000 of the Company’s ordinary shares. On July 11, 2008 the Company sold an additional 50,000 Ordinary Shares for aggregate gross proceeds of approximately $150,000.

NOTE 8 - Preference Shares

At formation, the Company was authorized to issue 1,562,500 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  In January 2008, the Company increased the number of authorized preference shares to 20 million, and designated 5,000,000 as Series A Preference Shares.  On February 29, 2008, the Company issued 1,908,675 Series A Preference Shares in conjunction with its raising of approximately $5.7 million in financing.  On April 8, 2008 the Company sold an additional 91,667 Series A Preference Shares for aggregate gross proceeds of approximately $275,001. On July 11, 2008 the Company sold an additional 50,000 Series A Preference Shares for aggregate gross proceeds of approximately $150,000.   The Company, at its sole discretion, has undertaken a program to redeeming approximately $3.2 million of its redeemable Series A Preference Shares for cash, as the entirety of the proceeds are no longer needed to effectuate a previously contemplated acquisition that will not take place.  As of December 31,

Aegean Earth & Marine Corporation

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

2008, the Company had redeemed 1,075,341 shares of the Series A Preference Shares for approximately $3.2 million.

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

Aegean Earth & Marine Corporation

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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