Form 10-Q
period 2009-03-31
Aegean Earth & Marine CORP
filed 2009-05-20
CIK 1368195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

At May 19, 2009, there were 7,053,033 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Aegean Earth and Marine Corporation

 (A Development Stage Company)

Consolidated Condensed Balance Sheets

	March 31, 2009	December 31, 2008
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$1,812,323	$1,998,884
Other assets	74,169	60,809

Total current assets	1,886,492	2,059,693
LONG TERM ASSETS
Property, plant, & equipment, net of accumulated depreciation	10,183	--
Goodwill	144,113	144,113
Total long term assets	154,296	144,113

Total assets	$2,040,788	$2,203,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Payable to affiliate	$--	$9,866
Accounts payable and accrued liabilities	179,933	78,952

Total current liabilities	179,933	88,818

Commitments and Contingencies (Note 9)	--	--

SHAREHOLDERS’ EQUITY
Preference shares, $0.00064 par value, 20,000,000 shares authorized, 975,001 issued and outstanding as of March 31, 2009 and December 31, 2008	624	624
Ordinary shares, $0.00064 par value; 78,125,000 shares authorized; 7,053,333 issued and outstanding as of March 31, 2009 and December 31, 2008	4,514	4,514
Additional paid in capital	3,324,631	3,324,631
Cumulative translation adjustment	87,902	52,033
Deficit accumulated during development stage	(1,556,816)	(1,266,814)
Total shareholders’ equity	1,860,855	2,114,988
Total liabilities and shareholders’ equity	$2,040,788	$2,203,806

See accompanying notes to consolidated condensed financial statements.

Aegean Earth & Marine Corporation

(A Development Stage Company)

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Cumulative During Development Stage (March 10, 2006 to March 31, 2009)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	254,169	250,711	1,209,310
Total operating expenses	254,169	250,711	1,209,310

Operating loss	(254,169)	(250,711)	(1,209,310)

Other income (expense)
Foreign exchange loss	(38,519)	--	(444,416)
Interest, dividend and other income	2,686	21,557	96,910
Total other income (expense)	(35,833)	21,557	(347,506)

Net loss	(290,002)	(229,154)	(1,556,816)

Preferred shares dividends	(43,875)	(28,630)	(428,048)
Net loss attributable to ordinary shares	$(333,877)	$(257,784)	$(1,984,864)

Basic and diluted loss per share	$(0.05)	$(0.09)	$(0.54)
Weighted average ordinary shares outstanding – basic and diluted	7,053,033	2,849,698	3,672,083

See accompanying notes to consolidated condensed financial statements.

Aegean Earth & Marine Corporation

(A Development Stage Company)

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008	Cumulative During Development Stage (March 10, 2006 to March 31, 2009)
Cash flows from operating activities
Net loss	$(290,002)		$(229,154)	$(1,556,816)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs		--	-- --	1,050
Changes in operating assets and liabilities
Non-cash interest expense	--		4,500	7,410
Other assets	(13,360)		(5,778)	(69,343)
Payable to affiliate	(9,866)		21,320	(63,014)
Accounts payable	100,981		46,026	178,477
Net cash used in operating activities	(212,247)		(98,518)	(1,502,236)

Cash flows from investing activities
Net cash acquired of Aegean Earth S.A.	--		51,452	51,452
Purchase of property, plant, & equipment	(10,183)			(10,183)
Notes receivable-affiliate	--		-	(85,025)
Net cash provided by (used in) investing activities	(10,183)		51,452	(43,756)

Cash flows from financing activities
Proceeds from issuance of equity	--		5,726,025	6,197,326
Redemption of preference shares	--		-	(3,226,016)
Proceeds from note payable-affiliate	--			300,000
Net cash provided by financing activities	--		5,726,025	3,271,310

Net increase (decrease) in cash and cash equivalents	(224,430)		5,614,391	1,725,318

Effect of exchange rates on cash and cash equivalents	35,869		(8,516)	87,005

Cash and cash equivalents at beginning of the period	1,998,884		152,789	--
Cash and cash equivalents at end of the period	$1,812,323		$5,758,664	$1,812,323

Supplemental disclosures of cash flow information:
Interest paid	$--		$-	$-
Income taxes paid	$--		$-	$-
Stock issued in acquisition of Aegean Earth, S.A.	$--		50,000	$50,000
Stock issued in exchange for accrued interest and note payable – affiliate	$--		$307,410	$307,410

See accompanying notes to consolidated condensed financial statements.

Aegean Earth & Marine Corporation

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2009

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

Simultaneously with the Acquisition Closing, the Company in a private offering made solely to accredited investors sold 1,908,675 ordinary shares and 1,908,675 Series A Preference Shares for aggregate gross proceeds of approximately $5,726,025.  On April 8, 2008 the Company sold an additional 91,667 Ordinary Shares and 91,667 Series A Preference Shares for aggregate gross proceeds of approximately $275,001.  On April 21, 2008 the Company converted $300,000 in notes payable plus accrued interest into 2,500,000 of the Company’s ordinary

NOTE 1 - Organization, Business and Operations (continued)

shares.  On July 11, 2008, the Company sold an additional 50,000 Ordinary Shares and 50,000 Series A Preference Shares for aggregate gross proceeds of approximately $150,000.

The Company, at its sole discretion, has undertaken a program to redeeming approximately $3.2 million of its redeemable Series A Preference Shares for cash, as the entirety of the proceeds are no longer needed to effectuate a previously contemplated acquisition that will not take place.  As of March 31, 2009, the Company had redeemed 1,075,341 shares of the Series A Preference Shares for approximately $3.2 million.

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

NOTE 2 - Summary of Significant Accounting Policies

Interim financial information

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K, for the year ended December 31, 2008, filed with the Securities and Exchange Commission on May 4, 2009.

Basis of Presentation

These consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United State of America, whereby revenues are recognized in the period earned and expenses when incurred. The Company also follows Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises” in preparing its consolidated financial statements.

Statement of Cash Flows

For purposes of the consolidated statement of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

NOTE 2 - Summary of Significant Accounting Policies  (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Ordinary Share

Basic loss per ordinary share is based on the weighted effect of ordinary shares issued and outstanding, and is calculated by dividing net loss attributable to ordinary shares by the weighted average shares outstanding during the period.  Diluted loss per ordinary share is calculated by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares used in the basic loss per share calculation plus the number of ordinary shares that would be issued assuming exercise or conversion of all potentially dilutive ordinary shares outstanding.  The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.  At March 31, 2009, there were no potentially dilutive ordinary shares outstanding.

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

NOTE 2 - Summary of Significant Accounting Policies  (continued)

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

NOTE 2 - Summary of Significant Accounting Policies  (continued)

Recently Issued Accounting Pronouncements (continued)

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

NOTE 3 – Liquidity and Capital Resources

The Company has no revenues for the period from inception through March 31, 2009.  Throughout the year the Company raised approximately $6.2 million in a private placement for a potential acquisition and for the operations of the Company.  As this acquisition did not take place, the Company began a redemption program for its preference shares, and had redeemed approximately $3.2 million in preference shares as of March 31, 2009.  The Company believes that this will be sufficient for the next 12 months to achieve its business objectives.  There can be no assurances that the Company will ever consummate another business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell additional ordinary shares.

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

NOTE 5 - Other Related Party Transactions

During 2008 Aegean Earth S.A. retained the services of Ergo Systems S.A. to provide general consulting and additional services.  Ergo Systems S.A. is owned by one of the founders of Aegean Earth S.A. and one of the shareholders of the Company.  As of March 31, 2009, the Company has incurred approximately $77,000 in consulting fees since the acquisition of Aegean Earth S.A.

In January 2009, the Company entered into a consulting agreement with Nautilus Global Partners, one of the original founders of the Company, to provide general consulting services.  As of March 31, 2009, the Company paid $30,000 in consulting fees related to this agreement.

NOTE 6 - Ordinary Shares

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

NOTE 7 - Preference Shares

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

NOTE 7 - Preference Shares (continued)

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

NOTE 8 – Business Combination

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

NOTE 9 - Commitments and Contingencies

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

Results of Operations

Comparison of the three months ended March 31, 2009 and 2008

Because we acquired Aegean Earth at the end of February 2008, and prior thereto we did not have any business operations, we have not had any revenues during the three months ended March 31, 2009 and 2008. Total operating expenses for the three months ended March 31, 2009 were $254,169 compared with $250,711 for the three months ended March 31, 2008.  The increase is primarily related to legal and professional fees related to due diligence for a potential acquisition during the first quarter for 2009.

Liquidity and Capital Resources

As of March 31, 2009, we had working capital of $1.7 million and a cash balance of $1.8 million.    We believe that we will be able to meet all of our funding needs in the next twelve months, including additional planned acquisitions.  No assurances can be given, however, that our business plan will succeed and that we will be not need to seek additional external financing.

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

•

Work to take advantage of investments in infrastructure, primarily in Greece and the surrounding regions; and

•

Attempt to acquire at least one other construction company by the end of the third quarter of 2009.

We anticipate, but cannot assure, that we will have a number of potential projects in various stages of development by the end of 2009 or in the first half of 2010 and we hope to commence construction activities by the in 2010.  Assuming that we obtain the necessary licenses and are able to commence construction activities by 2010, we hope to achieve profitability some time before 2011.  Provided however, there can be no assurance that we will be able to commence construction activities or that we will achieve profitability during our anticipated time frames, if at all.  We estimate that our total anticipated general and administrative and other fixed costs for the next twelve months will be approximately $500,000.  We expect that such estimated costs will increase depending on the size and number of projects that we undertake.  We anticipate utilizing project financing or deposit payments to fund the construction and development of the projects we undertake to the extent possible to mitigate the additional operating costs of undertaking construction and development projects.  We also expect to utilize financing, either the sale of debt or equity securities to fund any acquisitions of construction companies that we undertake.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive and Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer has concluded that our current disclosure controls and procedures are ineffective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008.

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

May 19, 2009