Form 10-Q
period 2009-06-30
Aegean Earth & Marine CORP
filed 2009-08-19
CIK 1368195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At August 19, 2009, there were 7,053,033 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Aegean Earth and Marine Corporation

 (A Development Stage Company)

Consolidated Condensed Balance Sheets

	June 30, 2009	December 31, 2008
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$1,727,478	$1,998,884
Other assets	66,021	60,809

Total current assets	1,793,499	2,059,693
LONG TERM ASSETS
Property, plant & equipment, net of accumulated depreciation	9,914	--
Goodwill	144,113	144,113
Total long term assets	154,027	144,113

Total assets	$1,947,526	$2,203,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Payable to affiliate	$--	$9,866
Accounts payable and accrued liabilities	194,734	78,952

Total current liabilities	194,734	88,818

Commitments and contingencies (Note 9)	--	--

SHAREHOLDERS’ EQUITY
Preference shares, $0.00064 par value, 20,000,000 shares authorized, 975,001 issued and outstanding as of June 30, 2009 and December 31, 2008	624	624
Ordinary shares, $0.00064 par value; 78,125,000 shares authorized; 7,053,033 issued and outstanding as of June 30, 2009 and December 31, 2008	4,514	4,514
Additional paid in capital	3,324,631	3,324,631
Cumulative translation adjustment	33,092	52,033
Deficit accumulated during development stage	(1,610,069)	(1,266,814)
Total shareholders’ equity	1,752,792	2,114,988
Total liabilities and shareholders’ equity	$1,947,526	$2,203,806

See accompanying notes to consolidated condensed financial statements.

Aegean Earth & Marine Corporation

(A Development Stage Company)

Consolidated Condensed Statements of Operations

(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative During Development Stage (March 10, 2006 to June 30, 2009)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	365,914	488,431	1,321,055
Total operating expenses	365,914	488,431	1,321,055

Operating loss	(365,914)	(488,431)	(1,321,055)

Other income (expense)
Foreign exchange gain (loss)	19,526	--	(386,371)
Interest, dividend and other income	3,133	92,553	97,357
Total other income (expense)	22,659	92,553	(289,014)

Net loss	(343,255)	(395,878)	(1,610,069)

Preference shares dividends	(87,750)	(118,845)	(471,923)
Net loss attributable to ordinary shares	$(431,005)	$(514,723)	$(2,081,992)

Basic and diluted loss per share	$(0.06)	$(0.11)	$(0.53)
Weighted average ordinary shares outstanding – basic and diluted	7,053,033	4,648,114	3,926,774

See accompanying notes to consolidated condensed financial statements.

Aegean Earth & Marine Corporation

(A Development Stage Company)

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Revenues	$--	$--

Expenses
Formation, general and administrative expenses	111,745	237,720
Total operating expenses	111,745	237,720

Operating loss	(111,745)	(237,720)

Other income
Foreign exchange gain	58,045	--
Interest, dividend and other income	447	70,996
Total other income	58,492	70,996

Net loss	(53,253)	(166,724)

Preference shares dividends	(43,875)	(90,215)
Net loss attributable to ordinary shares	$(97,128)	$(256,939)

Basic and diluted loss per share	$(0.01)	$(0.04)
Weighted average ordinary shares outstanding – basic and diluted	7,053,033	6,446,531

See accompanying notes to consolidated condensed financial statements.

Aegean Earth & Marine Corporation

(A Development Stage Company)

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative During Development Stage (March 10, 2006 to June 30, 2009)
Cash flows from operating activities
Net loss	$(343,255)	$(395,878)	$(1,610,069)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Depreciation and amortization	901	--	901
Non-cash interest expense	--	4,500	7,410
Changes in operating assets and liabilities
Other assets	(5,212)	(30,219)	(61,195)
Payable to affiliate	(9,866)	(59,645)	(63,014)
Accounts payable	115,782	75,992	193,278
Net cash used in operating activities	(241,650)	(405,250)	(1,531,619)

Cash flows from investing activities
Net cash acquired of Aegean Earth S.A.	--	51,452	51,452
Purchase of property, plant, & equipment	(10,815)		(10,815)
Notes receivable-affiliate	--	-	(85,025)
Net cash provided by (used in) investing activities	(10,815)	51,452	(44,388)

Cash flows from financing activities
Proceeds from issuance of equity	--	6,001,026	6,197,326
Redemption of preference shares	--	-	(3,226,016)
Proceeds from note payable-affiliate	--		300,000
Net cash provided by financing activities	--	6,001,026	3,271,310

Effect of exchange rates on cash and cash equivalents	(18,941)	(8,577)	32,195

Net increase (decrease) in cash and cash equivalents	(271,406)	5,647,228	1,727,478

Cash and cash equivalents at beginning of the period	1,998,884	152,789	--
Cash and cash equivalents at end of the period	$1,727,478	$5,791,440	$1,727,478

Supplemental disclosures of cash flow information:
Interest paid	$--	$-	$-
Income taxes paid	$--	$-	$-
Stock issued in acquisition of Aegean Earth, S.A.	$--	50,000	$50,000
Stock issued in exchange for accrued interest and note payable – affiliate	$--	$307,410	$307,410

See accompanying notes to consolidated condensed financial statements.

Aegean Earth & Marine Corporation

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2009

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

The Company, at its sole discretion, has undertaken a program to redeeming approximately $3.2 million of its redeemable Series A Preference Shares for cash, as the entirety of the proceeds are no longer needed to effectuate a previously contemplated acquisition that will not take place.  As of June 30, 2009, the Company had redeemed 1,075,341 shares of the Series A Preference Shares for approximately $3.2 million.

Redeemable Preference Shares with Beneficial Conversion Features

Under EITF No. 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments,” the Company considered the effect of the redemption of the Series A preference shares in 2008.  During 2008, the Company attributed a beneficial conversion feature of $129,041 to the Series A preference shares redeemed based upon the difference between the relative fair value assigned at the time of issuance to the Series A preference shares and the ordinary shares.  The amount attributable to the beneficial conversion feature has been recorded as a dividend to the holders of the Series A preference shares redeemed during the year ended December 31, 2008. Since the redemption of the Series A preference shares is at the sole discretion of the Company, the Company is not accreting the carrying value of the Series A preference shares to redemption value and will not do so until the Company elects to redeem additional Series A preference shares for cash.

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

Loss Per Ordinary Share

Basic loss per ordinary share is based on the weighted effect of ordinary shares issued and outstanding, and is calculated by dividing net loss attributable to ordinary shares by the weighted average shares outstanding during the period.  Diluted loss per ordinary share is calculated by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares used in the basic loss per share calculation plus the number of ordinary shares that would be issued assuming exercise or conversion of all potentially dilutive ordinary shares outstanding.  The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.  At June 30, 2009, there were no potentially dilutive ordinary shares outstanding.

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

Level 3—unobservable inputs.

The adoption of FAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of June 30, 2009, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At June 30, 2009 all financial assets consisted of cash and cash equivalents.

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

NOTE 2 - Summary of Significant Accounting Policies  (continued)

Recently Issued Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations - Revised 2007. SFAS 141 R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This pronouncement will only have an impact on the company if another business combination is completed.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), effective for financial periods ending after September 15, 2009. SFAS 168 states that the FASB Accounting Standards Codification will become the authoritative source of U. S. generally accepted accounting principles (“U.S. GAAP”) and will supersede all then existing non-SEC accounting and reporting standards. The Company plans to adopt SFAS 168 in the third quarter of 2009 and does not expect adoption to have a material effect on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), effective for financial periods ending after June 15, 2009. SFAS 165 established principles and requirements for subsequent events, including the period after the balance sheet date during which management of a reporting entity shall evaluate events for potential disclosure in the financial statements, the circumstances that warrant disclosure, and the specific disclosure requirements for transactions that occur after the balance sheet date. The Company has adopted SFAS 165 in the second quarter of 2009. The implementation of SFAS 165 did not have a material effect on the Company’s results of operations and financial position. We evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.

NOTE 3 – Liquidity and Capital Resources

The Company has no revenues for the period from inception through June 30, 2009.  Throughout 2008 the Company raised approximately $6.2 million in a private placement for a potential acquisition and for the operations of the Company.  As this acquisition did not take place, the Company began a redemption program for its preference shares, and had redeemed approximately $3.2 million in preference shares as of June 30, 2009.  The Company believes that this will be sufficient for the next 12 months to achieve its business objectives.  There can be no assurances that the Company will ever consummate another business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell additional ordinary shares.

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

NOTE 5 - Other Related Party Transactions

During 2008 Aegean Earth S.A. retained the services of Ergo Systems S.A. to provide general consulting and additional services.  Ergo Systems S.A. is owned by one of the founders of Aegean Earth S.A. and one of the shareholders of the Company.  As of June 30, 2009, the Company has incurred approximately $77,000 in consulting fees since the acquisition of Aegean Earth S.A.

In January 2009, the Company entered into a consulting agreement with Nautilus Global Partners, one of the original founders of the Company, to provide general consulting services.  As of June 30, 2009, the Company paid $60,000 in consulting fees related to this agreement.

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

NOTE 7 - Preference Shares

At formation, the Company was authorized to issue 1,562,500 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  In January 2008, the Company increased the number of authorized preference shares to 20 million, and designated 5,000,000 as Series A Preference Shares.  On February 29, 2008, the Company issued 1,908,675 Series A Preference Shares in conjunction with its raising of approximately $5.7 million in financing.  On April 8, 2008 the Company sold an additional 91,667 Series A Preference Shares for aggregate gross proceeds of approximately $275,001. On July 11, 2008 the Company sold an additional 50,000 Series A Preference Shares for aggregate gross proceeds of approximately $150,000.   The Company, at its sole discretion, has undertaken a program to redeem a portion of its redeemable Series A Preference Shares for cash, as the entirety of the proceeds are no longer needed to effectuate a previously contemplated acquisition that will not take place.  As of December 31, 2008, the Company had redeemed 1,075,341 shares of the Series A Preference Shares for approximately $3.2 million.

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

Unredeemed Series A Preference Shares are eligible to be converted into ordinary shares (the “Conversion Shares”) at the then applicable Conversion Ratio (as defined below) thirty months after the date of issuance. Each Series A Preference Share is convertible into six (6) ordinary shares (the “Conversion Ratio”), with each date of conversion being referred to as the “Conversion Date”.  Upon conversion, all accrued and unpaid (undeclared) dividends on the

NOTE 7 - Preference Shares (continued)

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

NOTE 8 – Business Combination (continued)

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected.  Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, which include, but are  not limited to; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effect of derivative activities; conditions in the capital markets and those factors referred to or identified in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008.  We undertake no duty to update or revise these forward-looking statements.

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

Results of Operations

Comparison of the six months ended June 30, 2009 and 2008

Because we acquired Aegean Earth at the end of February 2008, and prior thereto we did not have any business operations, we have not had any revenues during the six months ended June 30, 2009 and 2008. Total operating expenses for the six months ended June 30, 2009 were $365,914 compared with $488,431 for the six months ended June 30, 2008.  The decrease is primarily due to higher operating costs in the first six months of 2008 due to the potential acquisition of a bankrupt corporation.

Comparison of the three months ended June 30, 2009 and 2008

Because we acquired Aegean Earth at the end of February 2008, and prior thereto we did not have any business operations, we have not had any revenues during the three months ended June 30, 2009 and 2008. Total operating expenses for the three months ended June 30, 2009 were $111,745 compared with $237,720 for the three months ended June 30, 2008.  The decrease is primarily due to higher operating costs incurred during the three months ended June 30, 2008 due to the potential acquisition of a bankrupt corporation.

Liquidity and Capital Resources

As of June 30, 2009, we had working capital of $1.6 million and a cash balance of $1.7 million.    We believe that we will be able to meet all of our funding needs in the next twelve months, including additional planned acquisitions.  No assurances can be given, however, that our business plan will succeed and that we will be not need to seek additional external financing.

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

•

Work to take advantage of investments in infrastructure, primarily in Greece and the surrounding regions; and

•

Attempt to acquire at least one other construction company by the end of the fourth quarter of 2009.

We anticipate, but cannot assure, that we will have a number of potential projects in various stages of development by the end of 2009 or in the first half of 2010 and we hope to commence construction activities during 2010.  Assuming that we obtain the necessary licenses and are able to commence construction activities by 2010, we hope to achieve profitability some time before 2011.  Provided however, there can be no assurance that we will be able to commence construction activities or that we will achieve profitability during our anticipated time frames, if at all.  We estimate that our total anticipated general and administrative and other fixed costs for the next twelve months will be approximately $500,000.  We expect that such estimated costs will increase depending on the size and number of projects that we undertake.  We anticipate utilizing project financing or deposit payments to fund the construction and development of the projects we undertake to the extent possible to mitigate the additional operating costs of undertaking construction and development projects.  We also expect to utilize financing, either the sale of debt or equity securities to fund any acquisitions of construction companies that we undertake.

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

The Company’s wholly-owned subsidiary, Aegean Earth, S.A. is subject to income and other taxes in Greece.  The statutory income tax rate in Greece is currently 25%.  The Company has not incurred an income tax liability in Greece due to the net losses of the Company.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts payable and preference shares. We believe the fair value of our payable reflects its carrying amount.

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

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of June 30, 2009, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations - Revised 2007” (SFAS 141(R)). SFAS 141(R) provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This pronouncement will only have an impact on the company if another business combination is completed.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), effective for financial periods ending after September 15, 2009. SFAS 168 states that the FASB Accounting Standards Codification will become the authoritative source of U. S. generally accepted accounting principles (“U.S. GAAP”) and will supersede all then existing non-SEC accounting and reporting standards. The Company plans to adopt SFAS 168 in the third quarter of 2009 and does not expect adoption to have a material effect on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), effective for financial periods ending after June 15, 2009. SFAS 165 established principles and requirements for subsequent events, including the period after the balance sheet date during which management of a reporting entity shall evaluate events for potential disclosure in the financial statements, the circumstances that warrant disclosure, and the specific disclosure requirements for transactions that occur after the balance sheet date. The Company has adopted SFAS 165 in the second quarter of 2009. The implementation of SFAS 165 did not have a material effect on the Company’s results of operations and financial position. We evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

August 19, 2009