Form 10-Q
period 2009-09-30
Aegean Earth & Marine CORP
filed 2009-11-19
CIK 1368195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At November 18, 2009, 2009, there were 7,053,033 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Aegean Earth and Marine Corporation

 (A Development Stage Company)

Consolidated Condensed Balance Sheets

	September 30, 2009	December 31, 2008
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$1,634,142	$1,998,884
Other assets	89,313	60,809

Total current assets	1,723,455	2,059,693
LONG TERM ASSETS
Property, plant & equipment, net of accumulated depreciation	9,337	--
Goodwill	144,113	144,113
Total long term assets	153,450	144,113

Total assets	$1,876,905	$2,203,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Payable to affiliate	$--	$9,866
Accounts payable and accrued liabilities	190,114	78,952

Total current liabilities	190,114	88,818

Commitments and contingencies (Note 9)	--	--

SHAREHOLDERS’ EQUITY
Preference shares, $0.00064 par value, 20,000,000 shares authorized, 975,001 issued and outstanding as of September 30, 2009 and December 31, 2008	624	624
Ordinary shares, $0.00064 par value; 78,125,000 shares authorized; 7,053,033 issued and outstanding as of September 30, 2009 and December 31, 2008	4,514	4,514
Additional paid in capital	3,324,631	3,324,631
Cumulative translation adjustment	32,395	52,033
Deficit accumulated during development stage	(1,675,373)	(1,266,814)
Total shareholders’ equity	1,686,791	2,114,988
Total liabilities and shareholders’ equity	$1,876,905	$2,203,806

See accompanying notes to consolidated condensed financial statements.

Aegean Earth & Marine Corporation

(A Development Stage Company)

Consolidated Condensed Statements of Operations

(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative During Development Stage (March 10, 2006 to September 30, 2009)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	466,967	591,102	1,422,108
Total operating expenses	466,967	591,102	1,422,108

Operating loss	(466,967)	(591,102)	(1,422,108)

Other income (expense)
Foreign exchange gain (loss)	55,232	(346,372)	(350,665)
Interest, dividend and other income	3,176	46,063	97,400
Total other income (expense)	58,408	(300,309)	(253,265)

Net loss	(408,559)	(891,411)	(1,675,373)

Preference shares dividends	(131,625)	(328,831)	(515,798)
Net loss attributable to ordinary shares	$(540,184)	$(1,220,242)	$(2,191,171)

Basic and diluted loss per share	$(0.08)	$(0.22)	$(0.53)
Weighted average ordinary shares outstanding – basic and diluted	7,053,033	5,435,349	4,148,017

See accompanying notes to consolidated condensed financial statements.

Aegean Earth & Marine Corporation

(A Development Stage Company)

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Revenues	$--	$--

Expenses
Formation, general and administrative expenses	100,616	102,642
Total operating expenses	100,616	102,642

Operating loss	(100,616)	(102,642)

Other income
Foreign exchange gain (loss)	36,857	(383,215)
Interest, dividend and other income (expense)	43	(9,678)
Total other income	36,900	(392,893)

Net loss	(63,716)	(495,535)

Preference shares dividends	(43,875)	(210,552)
Net loss attributable to ordinary shares	$(107,591)	$(706,087)

Basic and diluted loss per share	$(0.02)	$(0.10)
Weighted average ordinary shares outstanding – basic and diluted	7,053,033	7,047,055

See accompanying notes to consolidated condensed financial statements.

Aegean Earth & Marine Corporation

(A Development Stage Company)

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative During Development Stage (March 10, 2006 to September 30, 2009)
Cash flows from operating activities
Net loss	$(408,559)	$(891,411)	$(1,675,373)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Depreciation and amortization	1,478	--	1,478
Non-cash interest expense	--	4,500	7,410
Changes in operating assets and liabilities
Other assets	(28,504)	(40,373)	(84,487)
Payable to affiliate	(9,866)	(59,645)	(63,014)
Accounts payable	111,162	81,283	188,658
Net cash used in operating activities	(334,289)	(905,646)	(1,624,278)

Cash flows from investing activities
Net cash acquired of Aegean Earth S.A.	--	51,452	51,452
Purchase of property, plant, & equipment	(10,815)	--	(10,815)
Notes receivable-affiliate	--	--	(85,025)
Net cash provided by (used in) investing activities	(10,815)	51,452	44,388)

Cash flows from financing activities
Proceeds from issuance of equity	--	6,151,026	6,197,326
Redemption of preference shares	--	(2,976,016)	(3,226,016)
Proceeds from note payable-affiliate	--	--	300,000
Net cash provided by financing activities	--	3,175,010	3,271,310

Effect of exchange rates on cash and cash equivalents	(19,638)	48,717	31,498

Net increase (decrease) in cash and cash equivalents	(364,742)	2,369,533	1,634,142

Cash and cash equivalents at beginning of the period	1,998,884	152,789	--
Cash and cash equivalents at end of the period	$1,634,142	$2,522,322	$1,634,142

Supplemental disclosures of cash flow information:
Interest paid	$--	$-	$--
Income taxes paid	$--	$-	$--
Stock issued in acquisition of Aegean Earth, S.A.	$--	50,000	$50,000
Stock issued in exchange for accrued interest and note payable – affiliate	$--	$307,410	$307,410

See accompanying notes to consolidated condensed financial statements.

Aegean Earth & Marine Corporation

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2009

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

The Company, at its sole discretion, has undertaken a program to redeeming approximately $3.2 million of its redeemable Series A Preference Shares for cash, as the entirety of the proceeds are no longer needed to effectuate a previously contemplated acquisition that will not take place.  As of September 30, 2009, the Company had redeemed 1,075,341 shares of the Series A Preference Shares for approximately $3.2 million.

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

Basis of Presentation

These consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United State of America, whereby revenues are recognized in the period earned and expenses when incurred. The Company also follows the accounting and reporting guidance for Development Stage Enterprises in preparing its consolidated financial statements.

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

Loss Per Ordinary Share

Basic loss per ordinary share is based on the weighted effect of ordinary shares issued and outstanding, and is calculated by dividing net loss attributable to ordinary shares by the weighted average shares outstanding during the period.  Diluted loss per ordinary share is calculated by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares used in the basic loss per share calculation plus the number of ordinary shares that would be issued assuming exercise or conversion of all potentially dilutive ordinary shares outstanding.  The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.  At September 30, 2009, there were no potentially dilutive ordinary shares outstanding.

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

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.

NOTE 2 - Summary of Significant Accounting Policies  (continued)

Fair Value of Financial Instruments

Our financial instruments consist of accounts payable and payables to an affiliate. We believe the fair value of our payables reflects their carrying amounts.

In 2007, the FASB issued new guidance relating to the measurement and disclosure of financial assets and liabilities.  This guidance established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. This guidance does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, This guidance introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). This guidance also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of September 30, 2009 and December 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (ASC 805, Business Combinations) “ASC 805”, which replaces SFAS No. 141. ASC 805 establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. ASC 805 expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under ASC 805 the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. ASC 805 requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under ASC 805, acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 on January 1, 2009, had no effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855, Subsequent Events) “ASC 855”. ACS 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after

NOTE 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

June 15, 2009, and shall be applied prospectively. The Company adopted ASC 855 in the second quarter of 2009. The adoption did not materially impact the Company. We considered all subsequent events through November 18, 2009, the date the financial statements were available to be issued.

In June 2009, FASB issued SFAS No.168, FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (ASC 105, Generally Accepted Accounting Principles) “ASC 105”, which states that the FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The codification is effective for these third quarter financial statements and the principal impact is limited to disclosures as all future references to authoritative literature will be reference in accordance with the codification.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.  The implementation of the fair value guidance for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial position and results of operations.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact (if any) on its consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 – Liquidity and Capital Resources

The Company has no revenues for the period from inception through September 30, 2009.  Throughout 2008 the Company raised approximately $6.2 million in a private placement for a potential acquisition and for the operations of the Company.  As this acquisition did not take place, the Company began a redemption program for its preference shares, and had redeemed approximately $3.2 million in preference shares as of September 30, 2009.  The Company believes that this will be sufficient for the next 12 months to achieve its business objectives.  There can be no assurances that the Company will ever consummate another business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell additional ordinary shares.

NOTE 4 - Other Related Party Transactions

During 2008 Aegean Earth S.A. retained the services of Ergo Systems S.A. to provide general consulting and additional services.  Ergo Systems S.A. is owned by one of the founders of Aegean Earth S.A. and one of the shareholders of the Company.  As of September 30, 2009, the Company has incurred approximately $77,000 in consulting fees since the acquisition of Aegean Earth S.A.

In January 2009, the Company entered into a consulting agreement with Nautilus Global Partners, one of the original founders of the Company, to provide general consulting services.  As of September 30, 2009, the Company paid $117,000 in consulting fees related to this agreement.

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

NOTE 6 - Preference Shares

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

The Series A Preference Shares rank senior as to the payment of dividends and in liquidation to the ordinary shares.  The Series A Preference Shares have a stated value of $3.00 per share, which is subject to adjustment (the “Stated Value”).  The Series A Preference Shares have the right to vote only with respect to matters relating to amendments of any of the preferences, rights or limitations of the Series A Preference Share or the issuance by the Company of

NOTE 6 - Preference Shares (continued)

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

NOTE 7 – Business Combination

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

The Merger has been accounted for under the purchase method of accounting. After considering all the relevant factors in determining the acquiring enterprise, including, but not limited to, relative voting rights, composition of the board of directors and senior management, and the relative size of the companies, the merger was deemed an acquisition and the Company was treated as the “acquiring” company for accounting and financial reporting purposes.

A summary of the components of the estimated purchase price for the acquisition, is as follows:

Fair value of the Company’s share capital	$50,000
Elimination of Note Receivable from Aegean Earth, S.A. plus accrued interest	85,986
Total	$135,986

The fair value of Company’s common stock was estimated by management of the Company.

NOTE 7 – Business Combination (continued)

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

NOTE 8 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is not a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 9 – Subsequent Events

The Company considered all subsequent events through November 18, 2009, the date the financial statements were available to be issued.

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

Results of Operations

Comparison of the nine months ended September 30, 2009 and 2008

Because we acquired Aegean Earth at the end of February 2008, and prior thereto we did not have any business operations, we have not had any revenues during the nine months ended September 30, 2009 and 2008. Total operating expenses for the nine months ended September 30, 2009 were $466,967 compared with $591,102 for the nine months ended September 30, 2008.  The decrease is primarily due to higher operating costs in the first nine months of 2008 due to the potential acquisition of a bankrupt corporation.

Comparison of the three months ended September 30, 2009 and 2008

Because we acquired Aegean Earth at the end of February 2008, and prior thereto we did not have any business operations, we have not had any revenues during the three months ended September 30, 2009 and 2008. Total operating expenses for the three months ended September 30, 2009 were $100,616 compared with $102,642 for the three months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had working capital of $1.5 million and a cash balance of $1.6 million.    We believe that we will be able to meet all of our funding needs in the next twelve months, including additional planned acquisitions.  No assurances can be given, however, that our business plan will succeed and that we will be not need to seek additional external financing.

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

•

Work to take advantage of investments in infrastructure, primarily in Greece and the surrounding regions; and

•

Attempt to acquire at least one other construction company by the beginning of the first quarter of 2010.

We anticipate, but cannot assure, that we will have a number of potential projects in various stages of development in the first half of 2010 and we hope to commence construction activities during 2010.  Assuming that we obtain the necessary licenses and are able to commence construction activities by 2010, we hope to achieve profitability some time before 2011.  Provided however, there can be no assurance that we will be able to commence construction activities or that we will achieve profitability during our anticipated time frames, if at all.  We estimate that our total anticipated general and administrative and other fixed costs for the next twelve months will be approximately $500,000.  We expect that such estimated costs will increase depending on the size and number of projects that we undertake.  We anticipate utilizing project financing or deposit payments to fund the construction and development of the projects we undertake to the extent possible to mitigate the additional operating costs of undertaking construction and development projects.  We also expect to utilize financing, either the sale of debt or equity securities to fund any acquisitions of construction companies that we undertake.

We have entered into negotiations with the Municipality of Argostoli, in Greece, for the potential development of a tourist harbor, commercial marina, cruise ship docking area, and other commercial development surrounding the Argostoli harbor area.  We have agreed to fund and prepare a feasibility study, which will be performed by us or through a third party, to determine the scope and economic viability of the proposed project. We hope to conclude the feasibility study during the beginning of 2010. After we have concluded the feasibility study, if the proposed project is viable, and the Municipality decides to go forward with the project, we propose to enter into a joint venture with the Municipality to develop and manage the proposed project.  Estimated revenues for this project range from $35-$60 million, depending on the results of the feasibility study, which will determine the size and scope of the project.  Such estimated revenues are also dependent upon our securing necessary licenses in Greece to allow us to undertake the construction portion of this project.  If we are unable to secure a construction license, or if we decide to subcontract the construction portion of this project, potential revenues from the project would be reduced by approximately $5-$10 million.

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

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.

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

November 18, 2009