Form 10-K
period 2009-12-31
Aegean Earth & Marine CORP
filed 2010-04-20
CIK 1368195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

5, ICHOUS STR. - GALATSI

111 46 ATHENS, GREECE

 (Address of principal executive offices) (Zip Code)

30-223-4533

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

YES [X]

NO [  ]

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

YES [  ]

NO [X]

As of December 31, 2009, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

At April 19, 2010, there were 24,315,035 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

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

On February 1, 2010, the Company agreed to redeem for cash 450,000 of the Company’s Series A Preference Shares for $3.00 per share, or $1,350,000 in Cash.  The Company also agreed to convert 175,001 of its Series A Preference Shares for 1,050,006 of the Company’s Ordinary Shares at a rate of $0.50 per share.  As a result of these transactions, Access America Fund, LP, holder of all outstanding Series A Preference Shares as of February 1, 2010, agreed to cancel the remaining 350,000 Series A Preference Shares of the Company, resulting in no outstanding Series A Preference Shares.

On February 9, 2010 the Company entered into an Acquisition Agreement with Temhka S.A.(“Temhka”), a company organized under the laws of the Hellenic Republic and all the shareholders of Temhka pursuant to which the Company acquired all the issued and outstanding capital stock of Temhka from the Temhka shareholders solely in exchange for 1,623,333 Class B Preference Shares.   Each Series B Preference Share shall convert automatically into ten Ordinary Shares upon the intended reverse share split of 5.402 Ordinary Shares to 1 Ordinary Share and increase in the Company’s authorized ordinary shares.  Consequently, the Company acquired 100% of the issued and outstanding capital stock of Temhka, resulting in Temhka becoming a wholly owned subsidiary of the Company.  In conjunction with the acquisition, the Company issued a total of 400,000 ordinary shares for consulting services to a director of the Company and the Chief Executive Officer designate.

On February 10, 2010, the Company sold in an initial closing of a private offering (the “Offering”), 1,666,667 (assuming the reverse split of approximately 5.4 Shares for 1 Share) Ordinary Shares and 1,666,667 warrants with a strike price of $3.00 per share (on a post reverse split basis) for aggregate gross proceeds of $2,500,000.  On March 30, 2010, the Company completed its private offering through the issuance of an additional 1,333,334 (assuming the reverse split of approximately 5.4 Shares for 1 Share) and 1,333,334 warrants with a strike price of $3.00 per share (on a post reverse split basis) for aggregate gross proceeds of $2,000,000.  There will be 21,133,460 shares outstanding after these transactions (on a post reverse split basis).

 Business Plan

We are a holding company whose primary business operations are conducted through our direct, wholly owned subsidiaries Aegean Earth, S.A. and Temhka S.A.

Temhka S.A.’s business focus has been in the design, construction and outfitting of new factory and processing facilities for a broad spectrum of agricultural businesses and agricultural products.  In some cases, this may require construction and equipping of new facilities; but, in other cases, it may require expansion and modernization of existing plant and facilities as the customer’s core business has expanded.  Most of Temhka’s clients utilize European Union grants to help pay for these facilities.  For such clients Temhka prepares a feasibility study and construction plan, which is then submitted by the client to the applicable governmental authority for approval.  Once a study is completed and approved by the relevant governmental body, then Temhka designs and builds the facility to the pre-approved specifications outlined in the grant application.   Temhka’s business model is premised upon providing turnkey solutions to businesses and individuals.

Aegean Earth S.A.’s primary business focus is the construction and development of real estate projects, marinas, and other commercial ventures in Greece and other parts of Southern and Eastern Europe, either alone or by forming joint ventures with other companies.

We intend to focus our resources primarily on growing the businesses of Temhka S.A. and Aegean Earth, S.A.  In addition, we intend to pursue the next phase of our business plan, which is a consolidation and a roll-up over the next years of major companies in key areas of production of agricultural products that are unique to Greece.

Business Model

Temhka S.A.

The Company’s business model is to design, build, and outfit manufacturing facilities, specializing in the agricultural sector but has the ability to design and construct facilities in a number of sectors.   An integral part of the business model is to develop projects that fall within approved focus areas for grant programs made available to member states within the European Union (“EU”) under the Community Support Framework (“CSF”) program.  The CSF is a multiyear program to provide member states with grant funding for infrastructure projects (highways, dams, etc.) as well as private business development within certain sectors, including agriculture.  Commencing in the late 1990’s, the EU has approved four CSF programs and the current CSF, which is the fourth, expires in 2013.  Accordingly, after 2013, formal EU approval will be required in order to have further CSF grants available.

A typical construction project is conducted in a series of stages.  In the initial stage, the Company and the customer will agree upon the scope and timing of the project.  At that time, the customer deposits twenty percent (20%) of the estimated project costs with the Company.  Next, the Company’s economic and technical staff commences a feasibility study to determine the economic and market feasibility of the proposed project.  The feasibility study includes forecasts of economic and marketing viability of the project and detailed construction plans, specifications and drawings for the site, including buildings and all internal equipment needed to bring the project to full operational status.  The equipment for operations are pre-specified and confirmed by proforma purchase orders and submitted with the entire feasibility study and grant submission.  Depending upon the scope of the project, completion of the feasibility study can take weeks or several months.

Upon completion of the feasibility study, the Company submits the completed study, with economic forecasts, construction costs, equipment listing and costs, and a full bill of materials for the project, to the appropriate ministry for approval and endorsement by the ministry. After approval from the appropriate ministry has been received the project is forwarded to the EU authorities for approval.  Only after the project has received approval by the EU is a formal contract entered into between the Company and the customer.  Concurrently with contract signing, the customer is required to provide the Company with additional financing in the form of cash or cash guarantees that will enable the project to meet the EU requirement that there be cash or cash equivalents in the project account in an amount that, when grant funding from the EU and the CSF is received, that the project is 100% financed, including the construction profit.  In some cases, the EU grant may exceed 50% or it may be slightly less than 50%.  In either instance, the difference is made up by the customer in the form of cash or cash equivalents.  Once construction is completed, the Company performs the necessary testing of the equipment and delivers a fully operational facility to the client.

Aegean Earth S.A.

Aegean Earth S.A.’s business is focused on construction and development of marinas, real estate projects, roads, utility structures, commercial buildings, and other related facilities in Greece, the Mediterranean and Balkan countries and other parts of Southern and Eastern Europe, either alone or by forming joint ventures with other companies.  We are actively pursuing construction opportunities both in the private and public sectors throughout the Mediterranean, Middle East, and Northern Africa regions.

Market Opportunity

We intend to take advantage of what we perceive to be increasing demand for construction in the Mediterranean and Balkan countries.  In Greece, where Aegean Earth S.A. and Temhka S.A. are headquartered, a number of governmental initiatives have been announced that we believe will increase potential construction and development in Greece.  In 2007, the European Union announced that a series of infrastructure improvements have been planned, including the development of further upgrades of highways and the rail network, that are partially being financed by

EUR24 billion funding which has been allocated to Greece from the European Union for the period from 2007 to 2013.

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

Through Aegean Earth S.A., we hope to take advantage of the forgoing market opportunities by obtaining contracts and thereafter providing the construction and other services for these projects.

Customers

We intend to focus our efforts on developing a customer base consisting of private, public and quasi-public entities.

Competition

The real estate construction, engineering and development businesses in Greece and the Baltic Region are highly fragmented and are highly competitive. We estimate that there are over 2,000 construction companies in Greece, with approximately 20 traded on the Athens Stock Exchange.   We believe that that the construction industry will continue to grow and that competition will increase substantially as more grant money from Greece, the European Union and/or other countries becomes available for infrastructure and development in the Mediterranean and Balkan countries.  We are aware of a number of larger international construction companies along with well established local construction and engineering firms that are currently contemplating developments (and others that are actively engaged in construction) that we believe will be our direct competitors.

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

Each of the foregoing competitors has greater financial, personnel and other resources and more extensive experience in the development/engineering/construction business than the Company.    See “Risk Factors.”

Employees

As of April 16, 2010, we had thirty-nine employees, all of which are full time.

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

We have financed our operations since inception through funds raised in private placements.  In March 2010, we completed a private placement in connection with our acquisition of Temhka S.A, where we received approximately $4.5 million in gross proceeds.  We intend to utilize these proceeds primarily to fund our operating and capital requirements during the next fiscal year.  Accordingly, we expect to need to obtain additional private or public financing, including debt or equity financing, and there can be no assurance that such financing will be available as needed or, if available, on terms favorable to us. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing ordinary shares. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility.  There can be no assurance that additional funds will be available when and, if needed from any source or, if available, will be available on terms that are acceptable to us.  We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments, are likely to be dilutive to existing shareholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our subsequent investors. Newly issued securities may include preferences, superior voting rights, or may be issued with warrants or other derivative securities, which themselves may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs.   Our ability to obtain needed financing may be impaired by such factors as the capital markets, the lack of a market for our ordinary shares, and our lack of profitability, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, we may be required to reduce or cease operations.

We may experience difficulties in integrating the businesses of Temhka S.A. with Aegean Earth S.A. which may adversely affect our financial performance.

We may not be able to integrate successfully the businesses of Temhka S.A. with Aegean Earth S.A., or such integration may be more costly to accomplish than we expect. In addition, we could encounter difficulties in managing our company due to its increased size and scope. There can be no assurance that we will realize anticipated operating synergies from these acquisitions.  We expect to realize increased revenues as a result of our acquisition of Temhka S.A.  Achievement of these expected benefits will depend, in part, on how we manage the integration of Temhka S.A.’s business with Aegean Earth S.A.  If we are unsuccessful in integrating the Temhka S.A. business in a cost-effective manner, we may not realize the expected benefits of the acquisition and our business, operating results and financial condition may be materially and adversely affected.

Our future success depends on retaining its existing key employees.

Our future success depends to a significant degree on the continued service of our executive officers and other key employees, particularly Stavros Ch. Mesazos, our Chief Operating Officer and Executive Chairman and Dimitrios K. Vassilikos, our Chief Executive Officer.  Messrs. Mesazos and Vassilikos have experience in and knowledge of the construction industry in Greece and the loss of either or both of these individuals services could have a material adverse impact on our ability to compete in the construction industry in Greece.  No assurances can be given that we will be able to employ and/or keep other key executive officers. The loss of the services of any of our executive officers, or other key employees could make it more difficult to successfully operate the business and pursue the growth strategy, which could have a material adverse effect on our results of operations.  In addition, we do not have key-person insurance on any of our employees.

Our quarterly operating results may be volatile in the future

Our quarterly operating results may vary significantly in the future. Fluctuations in quarterly financial performance may result from, for example:

•

unevenness in demand and orders for our products and services; and

•

significant short-term capital expenses for construction projects.

Because of such fluctuations, our sales and operating results in any fiscal quarter may be inconsistent, may not be indicative of future performance and may be difficult for investors to properly evaluate.

Our Chief Operating Officer and Executive Chairman and our Chief Executive Officer reside outside of the United States and all of our assets are located outside of the United States, which could make it difficult to enforce potential civil liabilities and judgments.

Stavros Ch. Mesazos, our Chief Operating Officer and Executive Chairman and Dimitrios K. Vassilikos, our Chief Executive Officer, are residents of countries other than the United States, and all of our assets are located outside the United States.  As a result, it may not be possible for investors to effect service of process within the United States upon such persons or enforce in the United States against such persons judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of United States federal securities laws or state securities laws.

You may not be able to enforce your claims in the Cayman Islands or Greece.

We are a Cayman Islands corporation and Aegean Earth, S.A. and Temhka S.A are Greek companies. There can be no assurance that a Cayman Islands or Greek court would not deem the enforcement of foreign judgments requiring us to make payments outside of the Cayman Islands or Greece to be contrary to the Cayman Islands or Greek public policy and/or enforceable.

Difficult conditions in the worldwide and European economy, particularly the Greek economy, may adversely affect our ability to complete acquisitions, receive additional financing, and may decrease the number of projects available for us to bid.

The difficult worldwide economic conditions, particularly in Greece, may significantly decrease the number of construction projects available for us to bid and make it more difficult to obtain funding to purchase the necessary raw materials to complete any of our intended projects.  In addition, we may not be able to obtain funds necessary to complete synergistic and accretive acquisitions, which remain an integral part of our business plan.  All of these factors may have a material adverse effect on our financial condition and results of operations.

An integral part of our business plan involves acquisitions, which may or may not be completed.

The growth of our business through synergistic and accretive acquisitions remains an integral part of our business plan.  These acquisitions may include the acquisition of operating licenses necessary for us to participate in certain types of projects.  There can be no assurances that we will complete any further acquisitions.  If we fail to identify appropriate acquisition targets or if we are not able to complete additional acquisitions, we may not be able to expand our business and operations, which could have a material adverse effect on our financial condition and results of operations.

Our success depends upon our ability to successfully bid and timely complete construction projects, which involves a high degree of risk.

The construction business is subject to substantial risks, including, but not limited to, the ability to successfully bid on and be awarded favorable construction projects.  Further, if we are successful in bidding and are awarded construction projects, our ability to successfully complete such construction projects is subject to a number of additional risks, including, but not limited to, availability and timely receipt of; zoning and other regulatory approvals, compliance with local laws, availability of and obtaining capital to fund the projects and potential equipment, raw materials and labor shortages.  These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent the start and/or the completion of construction activities once undertaken, any one of which could have a material adverse effect on our financial condition and results of operations.

The construction business is subject to a number of risks outside of our control.

Factors which could adversely affect the construction industry, which are beyond our control, include but are not limited to:

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

•

increases in taxes or fees;

•

availability of governmental funding;

•

local laws; and

•

labor problems, work stoppages, strikes and negotiations with unions.

Product liability litigation and claims that may arise in the ordinary course of our business may be costly and could adversely affect our business.

Our construction business is subject to construction defect and product liability claims which are common in the construction industry and can be costly. Among the claims for which developers and builders have financial exposure are mold-related property damage and bodily injury claims. Damages awarded under these suits may include the costs of remediation, loss of property and health-related bodily injury. In response to increased litigation, insurance underwriters have attempted to limit their risk by excluding coverage for certain claims associated with pollution and product and workmanship defects. We may be at risk of loss for bodily injury claims in amounts that exceed available limits on our comprehensive general liability policies. In addition, the costs of insuring against construction defect and product liability claims, if applicable, are high and the amount of coverage offered by insurance companies is limited. There can be no assurance we will be able to obtain insurance or if obtained, that the coverage will not be restricted and become more costly. If we are not able to obtain adequate insurance, we may experience losses that could have a material adverse effect on our results of operations and financial condition.

We are subject to governmental regulations that may limit our operations, increase our expenses or subject us to liability.

We are subject to the laws, ordinances and regulations of Greece and the other countries where we do business, including the European Union.  These ordinances and regulations may concern, among other things:

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

We may at times not be in compliance with all applicable regulatory requirements. If we are not in compliance with regulatory requirements, we may be subject to penalties or forced to incur significant expenses to cure any noncompliance. In addition, some of the land that we may acquire may not have received planning approvals or entitlements necessary for planned or future development. Failure to obtain entitlements necessary for development on a timely basis or to the extent desired would adversely affect the Company’s business.

Increased insurance risk could negatively affect our business.

Insurance and surety companies may take actions that could negatively affect our business, including increasing insurance premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral or covenants on surety bonds, reducing limits, restricting coverage, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these would adversely affect our ability to obtain appropriate insurance coverage at reasonable costs which would have a material adverse effect on our business.

The construction industry is highly competitive.

We will be subject to significant competition from other entities engaged in the business of commercial and infrastructure construction. Some of the world's most recognized construction and engineering firms operate in Greece and the surrounding countries.  Many of these companies possess significantly greater financial, marketing and other resources than we do.  Moreover, if additional governmental funding, for construction projects becomes available and if the construction business becomes more profitable, we expect that competition in the construction industry will increase as new competitors enter the market and current competitors increase their operations.

Risks Related to Investing in Greece

The Greek economy has been characterized by heavy government spending, a bloated public sector, rigid labor rules and an overly generous pension system. Efforts by the government to effect structural reforms have often faced opposition from Greece’s powerful labor unions and the general public. Public debt, inflation and unemployment have been above the average for European Union member states. Greece is a major beneficiary of European Union aid and any reduction in such aid could adversely affect its economy. Greece is prone to severe earthquakes, which have the potential to disrupt its economy. Greece’s economy is dependent on the economies of other European nations. Many of these countries are members of the European Union and are member states of the Economic and Monetary Union of the European Union (“EMU”). The member states of the European Union and EMU are heavily dependent on each other economically and politically.

The state of the political and economic environment in Greece significantly affects our performance as well as the market price of our ordinary shares.  Consequently, an economic slowdown, a deterioration of conditions in Greece or other adverse changes affecting the Greek economy or the economies of other member states of the European Union could adversely impact our business, financial condition, cash flows and results of operations. Moreover, the political environment both in Greece and in other countries in which we operate may be adversely affected by events outside our control, such as changes in government policies, European Union directives, political instability or military action affecting Europe and/or other areas abroad and taxation and other political, economic or social developments in or affecting Greece and other European Union member states.

Temhka S.A.’s business is highly dependent upon the continued availability of government grants.

Temhka’s business is highly dependent upon the availability of European Union grants under the Community Support Framework and other grants to its customers to provide funding for their construction projects.  The current Community Support Framework grant program expires in 2013.  If the European Union does not approve a new Community Support Framework program in 2013, or otherwise reduces grants available to businesses in Greece and elsewhere, it could adversely impact our business, financial condition, cash flows and results of operations.

Risks Related to our Ordinary Shares

If we are a controlled foreign corporation, you may be subject to certain adverse U.S. federal income tax consequences, including having to include undistributed earnings in your gross income and/or not being able to take advantage of capital gains treatment in a sale of ordinary shares.

Under Section 951(a) of the Internal Revenue Code (the “Code”), each “United States shareholder” of a “controlled foreign corporation” (“CFC”) must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if no income is actually distributed to the “United States shareholder.” In addition, gain on the sale of stock in a CFC realized by a “United States shareholder” is treated as ordinary income, potentially eligible for the reduced tax rate applicable to certain dividends, to the extent of such shareholder’s proportionate share of the CFC’s undistributed earnings and profits accumulated during such shareholder’s holding period for the stock. Section 951(b) of the Code defines a “United States shareholder” as any U.S. corporation, citizen, resident or other U.S. person who owns (directly or through certain deemed ownership rules) 10% or more of the total combined voting power of all classes of stock of a foreign corporation. In general, a foreign corporation is treated as a CFC only if such “United States shareholders” collectively own more than 50% of the total combined voting power or total value of the foreign corporation’s shares. Although the Company following this Offering does not expect to be a CFC, there can be no assurance that the Company will not become a CFC in the future.  If the Company is treated as a CFC, the Company’s status as a CFC should have no adverse effect on any stockholder of the Company that is not a “United States shareholder.”

If we are considered to be a Passive Foreign Investment Company, you may be subject to certain adverse U.S. federal income tax consequences.

Special adverse U.S. federal income tax rules apply to U.S. holders of equity interests in a non-U.S. corporation classified as a “passive foreign investment company” (“PFIC”).  These rules apply to direct and indirect distributions received by U.S. shareholders with respect to, and direct and indirect sales, exchanges and other dispositions, including pledges of shares of stock of a PFIC.  A foreign corporation will be treated as a PFIC for any taxable year if at least 75% of its gross income (including a pro rata share of the gross income of any company in which we are considered to own twenty five (25) percent or more of by value) for the taxable year is passive income or at least 50% of our gross assets (including a pro rata share of the assets of any company of which we are considered to own twenty five (25) percent or more of by value) during the taxable year, based on a quarterly average of the assets by value, produce, or are held for the production of, passive income.

We believe that we will not be a PFIC for our current taxable year and we do not anticipate becoming a PFIC in future taxable years.  A foreign corporation’s status as a PFIC, however, is a factual determination that is made annually, and thus may be subject to change.  If we are deemed to be  a PFIC in any taxable year, each U.S. holder of our ordinary shares, in the absence of an election by such holder to treat the Company as a “qualified electing fund” (a “QEF Election”) would, upon certain distributions by us or upon disposition of the ordinary shares (possibly including a disposition by way of gift or exchange in a corporate reorganization, or the grant of the stock as security for a loan) at a gain, be liable to pay U.S. federal income tax at the highest tax rate on ordinary income in effect for each period to which the income is allocated plus interest on the tax, as if the distribution or gain and deem recognized ratably over the U.S. holder’s holding period for the ordinary shares while we were deemed to be a PFIC.  Additionally, the ordinary shares of a decedent U.S. holder who failed to make a QEF Election will generally be denied the normally available step-up of the tax basis for such ordinary shares to fair market value at the date of death and, instead, would have a tax basis equal to the decedent’s tax basis, if lower, in the ordinary shares.  U.S. holders should consult their tax advisers on the consequences of an investment in our ordinary shares if we are treated as a PFIC.

There is presently no active trading market for our Ordinary Shares.

There is no active trading market for our Ordinary Shares or any of our other securities. Although the ordinary shares are quoted on the OTC Bulletin Board under the symbol “AEGZF,” to date there has been little or no trading of our ordinary shares and there can be no assurance as to when or if our ordinary shares will become actively traded.  If an active trading market does not develop or continue, shareholders will have limited liquidity and may be forced to hold their investment in our ordinary shares for an indefinite period of time.

Further, the OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than national securities exchanges. Quotes for shares included on the OTC Bulletin Board are generally difficult to obtain and holders of securities quoted thereon may be unable to resell their securities at or near their original acquisition price or at any price. Market prices for our ordinary shares may be influenced by a number of factors, including:

•

the issuance of new equity securities pursuant to future offerings;

•

changes in interest rates;

•

competitive developments, including announcements by our competitors;

•

new services or significant acquisitions;

•

strategic partnerships, joint ventures or capital commitments;

•

variations in quarterly operating results;

•

change in financial estimates by securities analysts;

•

the depth and liquidity of the market for our  ordinary shares; and

•

general economic and other national and international conditions.

The concentration of ownership of our ordinary shares with insiders and their affiliates is likely to limit the ability of other shareholders to influence corporate matters.

Approximately 67% of our outstanding ordinary shares are under the control of certain of our directors and executive officers and their affiliates.  As a result, these persons will have the ability to exercise control over all matters requiring approval by our shareholders, including, but not limited to, the election of directors and approval of significant corporate transactions.  This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that might be viewed as beneficial by other shareholders or discouraging a potential acquirer from making an offer to shareholders to purchase their ordinary shares in order to gain control of our company.

Because we do not intend to pay dividends, holders of our ordinary shares must rely on stock appreciation for any return on their investment.

We have not paid any dividends on our ordinary shares and we do not intend to declare and pay any dividends on our ordinary shares.  Earnings, if any, are expected to be retained to finance and expand our business.

Our ordinary shares are subject to the "Penny Stock" rules of the SEC and the trading market in our shares is limited, which makes transactions in our ordinary shares cumbersome and may reduce the value of an investment in our ordinary shares.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward-looking statements does not apply to us and as a result we could be subject to legal action.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

In connection with the audit of the financial statements for the Mesazos Group of Companies (the predecessors to Temhka S.A.) for the fiscal years ended December 31, 2008 and 2007, the auditors identified significant deficiencies in Temhka S.A.’s internal control over financial reporting but they did not create a material weakness.  A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.  If we fail to (1) remediate the significant deficiencies identified in Temhka S.A.’s internal control over financial reporting, and integrate Temhka S.A.’s internal control over financial reporting with ours, or (2) we fail to maintain the adequacy of internal control over our financial reporting with regard to the financial condition and results of operations of Temhka S.A., we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, as such standards are modified, supplemented or amended from time to time.

Failure to achieve and maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and could have a material adverse affect on our stock price. Additionally, failure to maintain effective internal control over our financial reporting could result in government investigation or sanctions by regulatory authorities.

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the date to comply with the attestation requirements for non-accelerated filers, as defined by the SEC. Accordingly, we are subject to the rules requiring an annual assessment of our internal controls and the requirement to provide an attestation of management's assessment by our independent registered public accountants will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. The attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We may not be able to achieve secondary trading of our ordinary shares in certain states because our ordinary shares are not listed for trading on a national securities exchange.

Because our ordinary shares are not listed for trading on a national securities exchange, our ordinary shares are subject to the securities laws of the various states and jurisdictions of the U.S. in addition to federal securities laws.  This regulation covers any primary offering we might attempt and all secondary trading by our shareholders.  If we fail to take appropriate steps to register our ordinary shares or qualify for exemptions for our ordinary shares in certain states or jurisdictions of the U.S., the investors in those jurisdictions where we have not taken such steps may not be allowed to purchase our ordinary shares or those who presently hold our ordinary shares may not be able to resell their shares without substantial effort and expense.  These restrictions and potential costs could be significant burdens on our shareholders.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2

PROPERTIES

The Company currently leases office space for $36,500 per year.

ITEM 3.

LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market information

Our ordinary shares are listed with the ticker symbol “AEGZF” on the over the counter Bulletin Board Exchange.

(b)

Holders

As of December 31, 2009, there were approximately 492 record holders of 7,053,033 Ordinary Shares.

(c)

Dividends

Historically, we have not paid any dividends to the holders of our ordinary shares and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

(d)

Securities authorized for issuance under equity compensation plans

We do not have any compensation plans under which our securities have been authorized for issuance, however, we intend to develop a stock option plan during 2010.

ITEM 6.

SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited financial statements appearing elsewhere herein.

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Revenues	$-	$-
Expenses	697,760	834,632
Net Loss attributable to ordinary shares	(975,675)	(1,527,708)
Basic and diluted loss per share	$(0.14)	$(0.26)

Total Assets	$1,484,579	$2,203,806

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

On February 1, 2010, the Company agreed to redeem for cash 450,000 of the Company’s Series A Preference Shares for $3.00 per share, or $1,350,000 in Cash.  The Company also agreed to convert 175,001 of its Series A Preference Shares for 1,050,006 of the Company’s Ordinary Shares at a rate of $0.50 per share.  As a result of these transactions, Access America Fund, LP, holder of all outstanding Series A Preference Shares as of February 1, 2010, agreed to cancel the remaining 350,000 Series A Preference Shares of the Company, resulting in no outstanding Series A Preference Shares.

On February 9, 2010 the Company entered into an Acquisition Agreement with Temhka S.A.(“Temhka”), a company organized under the laws of the Hellenic Republic and all the shareholders of Temhka pursuant to which the Company acquired all the issued and outstanding capital stock of Temhka from the Temhka shareholders solely in exchange for 1,623,333 Class B Preference Shares.   Each Series B Preference Share shall convert automatically into ten Ordinary Shares upon the intended reverse share split of 5.402 Ordinary Shares to 1 Ordinary Share and increase in the Company’s authorized ordinary shares.  Consequently, the Company acquired 100% of the issued and outstanding capital stock of Temhka, resulting in Temhka becoming a wholly owned subsidiary of the Company.  In conjunction with the acquisition, the Company issued a total of 400,000 ordinary shares for consulting services to a director of the Company and the Chief Executive Officer designate.

On February 10, 2010, the Company sold in an initial closing of a private offering (the “Offering”), 1,666,667 (assuming the reverse split of approximately 5.4 Shares for 1 Share) Ordinary Shares and 1,666,667 warrants with a strike price of $3.00 per share (on a post reverse split basis) for aggregate gross proceeds of $2,500,000.  On March 30, 2010, the Company completed its private offering through the issuance of an additional 1,333,334 (assuming the reverse split of approximately 5.4 Shares for 1 Share) and 1,333,334 warrants with a strike price of $3.00 per share (on a post reverse split basis) for aggregate gross proceeds of $2,000,000.  There will be 21,133,460 shares outstanding after these transactions (on a post reverse split basis).

Results of Operations

Comparison of the years ending December 31, 2009 and 2008

We have not had any revenues during the years ending December 31, 2009 and 2008. Total operating expenses for the year ended December 31, 2009 were $697,760 compared with $834,632 for the year ended December 31, 2008.  The decrease is primarily related to legal and professional fees related to the acquisition of Aegean Earth S.A. in 2008.  Other income (expense) decreased from a net expense $308,902 in other expenses for the year ended December 31, 2008 to a other expenses of $102,414.  This increase was caused by the strengthening of the euro vs. the dollar in 2009, and was partially off-set by the impairment of goodwill in 2009 of $144,113 and $96,995 of interest income earned during the year ended December 31, 2008 compared with $3,317 earned in 2009.

Liquidity and Capital Resources

As of December 31, 2009, we had working capital of $1.3 million and a cash balance of $1.4 million.    We believe that we will be able to meet all of our needs in the next twelve months for operating expenses, but may seek external financing to increase working capital for expanded operations.  No assurances can be given, however, that our business plan will succeed and that we will be not need to seek additional external financing.

Plan of Operation

During the next 12 months, our business will be focused on (i) the development and integration of Temhka S.A.’s and Aegean Earth S.A.’s businesses in Greece.  We estimate that our total anticipated general and administrative and other fixed costs for the next twelve months will be approximately $2,000,000, with other costs varying with the number of projects underway.  We expect that such estimated costs will increase depending on the size and number of projects that we undertake.  We anticipate utilizing project financing or deposit payments to fund the construction and development of the projects we undertake to the extent possible to mitigate the additional operating costs of undertaking construction and development projects.  We also expect to utilize financing, either the sale of debt or equity securities, to fund any acquisitions of construction companies that we undertake.

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

The Company’s wholly-owned subsidiaries, Aegean Earth, S.A. and Temhka, S.A. are subject to income and other taxes in Greece.  The statutory income tax rate in Greece is currently 25%.  The Company has not incurred an income tax liability in Greece due to the net losses of the Company.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

As of December 31, 2009, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company's internal control over financial reporting was ineffective as of December 31, 2009.  Management determined there was an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009 because of the material weakness described in the preceding paragraph. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position(s)
Stavros Ch. Mesazos*	55	Chairman, Chief Operating Officer
Joseph Clancy	69	Director
Dimitrios Vassilikos*	43	Chief Executive Officer
Rizos Krikis	45	Chief Financial Officer

*

Messrs. Mesazos and Vassilikos were named to their current positions as of the acquisition of Temhka S.A. on February 9, 2010

Stavros Mesazos, Executive Chairman of the Board of Directors, Chief Operating Officer. Mr. Mesazos has over thirty years of experience in the construction industry and is the founder of his own construction companies, which began operations in 1977. A graduate of Athens Polytechnic Institute and is a licensed mechanical engineer. Throughout his career, Mr. Mesazos has been instrumental in the design and construction of a variety of structures utilized in a number of industries.

Dimitrios Vassilikos, Chief Executive Officer. Mr. Vassilikos has twenty years experience in the securities analysis, private equity, and portfolio consulting. In 1990, he formed a broker dealer in the Athens market, and in 1999 had a seat on the Athens Stock Exchange. Since 2003, Mr. Vassilikos has been focused on facilitating private equity transactions for a number of companies. Mr. Vassilikos received his degree from the University of Macedonia.

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

ITEM 11.

EXECUTIVE COMPENSATION

We paid one of our executive officers, Mr. Rizos Krikis, $4,260 in salary for the year ended December 31, 2009.  None of our other executive officers or directors have received any compensation for the year ended December 31, 2009.

Employment Agreements

We have entered into employment agreements with Stavros Mesazos and Dimitrios Vassilikos as of April 13, 2010.  Under the terms of his agreements, Mr. Mesazos will be paid a salary of 250,000 Euro per year with bonuses and options to be determined by the Board of Directors.  Mr. Vassilikos will be paid a salary of 225,000 Euro per year with bonuses to be determined by the Board of Directors.  Mr. Vassilikos will also be issued 300,000 stock options upon the adoption of a Stock Option plan for the Company.

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

The following table sets forth, as of April 15, 2010, certain information taking into account the transactions discussed below regarding the beneficial ownership of the Ordinary Shares by: (i) each person who, to the Company’s knowledge, beneficially owns 5% or more of the Ordinary Shares; (ii) each of the Company’s directors and “named executive officers,” and (iii) all of the Company’s executive officers and directors as a group.  As of the date of this Current Report on Form 8-K there were an aggregate of 21,133,460 Ordinary Shares issued and outstanding.  Such amount does not include the Warrant Shares.

All share and per share information furnished herein regarding the Company, unless otherwise expressly provided, assumes (i) a consolidation (the “Consolidation”) of the ordinary shares, par value $0.00064 per share, of the Company (the “Ordinary Shares”) at the rate of 5.402 Ordinary Shares being consolidated into 1 Ordinary Share, and (ii) an amendment to the Company’s charter documents (the “Amendment”) increasing the authorized Ordinary Shares to 100,000,000.  Prior to the Consolidation and the Amendment, the authorized share capital of the Company consisted of 78,125,000 Ordinary Shares, par value $0.00064 per share.  The Consolidation and the Amendment will be effectuated after a Shareholder meeting to be held on May 13, 2010.

Name and address of Beneficial Owner	Number of Shares	Percent of Class (1)

Directors and Named Executive Officers(2):
Stavros Mesazos (3)	12,499,670	59.1%
Dimitrios Vassilikos (4)	300,000	*
Joseph B. Clancy (5)	130,853	*
Rizos Krikis	-	-

All directors and named executive officers as a group (3 persons)	12,930,523	61.2%

Other 5% or Greater Beneficial Owners
Haris Mesazos (6)	2,922,000	13.8%
Kostas Mesazos (7)	2,922,000	13.8%
Access America Fund, L.P.(8) 1800 West Loop South Houston, TX 77027	4,785,904	22.6%
* - Less than 5% Beneficial Ownership

(1)

Beneficial ownership is calculated based on the 21,113,311 Ordinary Shares outstanding as of the date hereof, together with securities exercisable or convertible into Ordinary Shares within sixty (60) days of the date hereof for each stockholder.  Beneficial ownership is determined in accordance with Rule 13d-3 of the SEC. The number of Ordinary Shares beneficially owned by a person includes Ordinary Shares issuable upon conversion of securities and subject to options or warrants held by that person that are currently convertible or exercisable or convertible or exercisable within sixty (60) days of the date hereof.  The Ordinary Shares issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)

Unless otherwise specified, the address for the directors and named executive officers is c/o Temhka, S.A. at The Mesazos Group of Companies, 5 IHOUS Street, Athens, Greece 11146.

(3)

Stavros Mesazos was issued 6,655,670 Ordinary Shares as consideration for his Target Shares in the Acquisition.  Such number of shares also includes 5,844,000 shares owned in the aggregate by Haris Mesazos and Kostas Mesazos, the two sons of Mr. Mesazos.  Accordingly, Mr. Mesazos may be deemed to beneficially own such additional 5,844,000 shares.  Mr. Mesazos, however, disclaims beneficial ownership of such Ordinary Shares.

(4)

Mr. Vassilikos was issued such 300,000 Ordinary Shares in connection with his service as an advisor to the Company.

(5)

Includes 100,000 Ordinary Shares issued to such person in connection with his providing advisory services to the Company.

(6)

Haris Mesazos was issued the Ordinary Shares as consideration for his Target Shares.

(7)

Kostas Mesazos was issued the Ordinary Shares as consideration for his Target Shares.

(8)

This figure consists of (i) 982,639 Ordinary Shares held by AAF (ii) the 1,901,633 Ordinary Shares purchased by AAF in the Offering, and (iii) the 1,901,633 Warrant Shares.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We acquired Temhka S.A. pursuant to an Acquisition Agreement dated as of February 9, 2010 by and among us, Temhka S.A. and the shareholders of Temhka S.A.  As a result of the transaction, Stavros Mesazos, a controlling shareholder of Temhka S.A. was named to the Board of Directors to the Company and issued 665,567 Series B Preference Shares.  The Company also named Dimitrios Vassilikos as Chief Executive Officer of the Company.  As a result of this transaction, Messrs. Vassilikos and Joseph Clancy were issued 300,000 and 100,000 shares, respectively, for consulting services related to the transaction.

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

Access America Fund (“AAF”) previously agreed to make loans to us up to $500,000.  In May and November 2007, AAF loaned us $300,000, which are evidenced by promissory notes issued by us to AAF.  We used the loans to provide working capital to Aegean Earth S.A. prior to the acquisition.  The notes bear interest at the rate of 6% per annum, are payable on demand, and may be converted at any time and from time to time by the holder into an aggregate of approximately 2,500,000 ordinary shares.  On April 21, 2008, these Notes were converted into 2,500,000 ordinary shares of the Company.  The largest amount of principal outstanding on such loans was $300,000, and as a result of the conversion, as of April 21, 2008, there remaining outstanding principal balance of the loans was $0.  Access America Investments LLC (“AAI”) is the general manager of AAF.  Mr. Frank DeLape, was our Executive Chairman and a director and was the Chairman of AAI at the time of the transaction and he is also the Chairman of Benchmark Equity Group which owns 41.7% of AAI.  Mr. Joseph Rozelle, who was our Chief Financial Officer and a director at the time the loans were made is the Chief Financial Officer of AAI.

In November 2007, we reimbursed AAI for $84,980 in due diligence related expenses that were incurred by AAI on behalf us relating to the potential acquisition of Aegean Earth, S.A.

Director Independence

Our Board of Directors does not believe that any of the directors qualifies as independent under the rules of any of the national securities exchanges.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees include fees paid by the Company to its auditors in connection with the annual audit of the Company’s financial statements and the auditor’s review of the Company’s interim financial statements.  The aggregate fees billed to the Company by PMB Helin Donovan LLP for audit services for the fiscal years ended
December 31, 2009 and 2008 were $21,115 and $19,735, respectively.

Audit Related Fees

Audit related fees include fees paid by the Company to its auditors for services related to accounting consultations and internal control review.  There were no audit-related fees paid by the Company for either of the fiscal years ended December 31, 2009 or 2008.

Tax Fees

Tax fees include fees paid by the Company to its auditors for corporate tax compliance and tax advisory services.  There were no tax-related fees billed to the Company for either of the fiscal years ended December 31, 2009 or 2008.

All Other Fees

All other fees include fees paid by the Company to its auditors for all other services rendered by the auditor to the Company.  There were no Fees for other services paid by the Company for years ended December 31, 2009 or 2008.

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)

Financial Statements:

Th e list of financial statements filed as part of this annual report is provided on page F-1.

(a)(2)

Financial Statement Schedules

None

(a)(3)

Exhibits:

Exhibit
Number	Description

3.1	Amended Memorandum and Articles of Association (1)
3.2	Memorandum of Association (1)
3.3	Articles of Association (1)
31.1

Certification of Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 19, 2010	AEGEAN EARTH & MARINE CORPORATION.

By: /s/ Dimitrios K. Vassilikos
Name: Dimitrios K. Vassilikos
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 19, 2010	By: /s/ Dimitrios K. Vassilikos
Name: Dimitrios K. Vassilikos
Title: Chief Executive Officer (Principal Executive Officer)

Date: April 19, 2010	By: /s/ Rizos P. Krikis
Name: Rizos P. Krikis
Title: Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

Date: April 19, 2010	By: /s/ Stavros Ch. Mesazos
Name: Stavros Ch. Mesazos
Title: Chairman, Chief Operating Officer

Date: April 19, 2010	By: /s/ Joseph B. Clancy
Name: Joseph B. Clancy

Aegean Earth & Marine Corporation

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aegean Earth & Marine Corporation.:

We have audited the accompanying consolidated balance sheets of Aegean  Earth & Marine Corporation (the Company) (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2009 and 2008, and the cumulative period from inception (March 10, 2006) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aegean Earth & Marine Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and the cumulative period from inception (March 10, 2006) through December 31, 2009, in conformity with generally accepted accounting principles in the United States of America.

The accumulated deficit during the development stage for the period from date of inception (March 10, 2006) through December 31, 2009 is $2,066,989.

As discussed in Note 9, the Company acquired all of the outstanding capital stock of Temhka, S.A., redeemed certain preference shares, and issued new ordinary shares during 2010.

PMB Helin Donovan, LLP

April 19, 2010

Houston, TX

Aegean Earth and Marine Corporation

 (A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,417,524	$1,998,884
Other assets	58,788	60,809

Total current assets	1,476,312	2,059,693
LONG TERM ASSETS
Property, plant & equipment, net of accumulated depreciation	8,267	--
Goodwill	--	144,113
Total long term assets	8,267	144,113

Total assets	$1,484,579	$2,203,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Payable to affiliate	$--	$9,866
Accounts payable and accrued liabilities	187,532	78,952

Total current liabilities	187,532	88,818

Commitments and contingencies (Note 9)	--	--

SHAREHOLDERS’ EQUITY
Preference shares, $0.00064 par value, 20,000,000 shares authorized, 975,001 issued and outstanding as of December 31, 2009 and 2008	624	624
Ordinary shares, $0.00064 par value; 78,125,000 shares authorized; 7,053,033 issued and outstanding as of December 31, 2009 and 2008	4,514	4,514
Additional paid in capital	3,324,631	3,324,631
Cumulative translation adjustment	34,267	52,033
Deficit accumulated during development stage	(2,066,989)	(1,266,814)
Total shareholders’ equity	1,297,047	2,114,988
Total liabilities and shareholders’ equity	$1,484,579	$2,203,806

The accompanying notes are an integral part of these consolidated financial statements.

Aegean Earth & Marine Corporation

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative During Development Stage (March 10, 2006 to December 31, 2009)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	697,760	834,632	1,652,901
Total operating expenses	697,760	834,632	1,652,901

Operating loss	(697,760)	(834,632)	(1,652,901)

Other income (expense)
Foreign exchange gain (loss)	38,382	(405,897)	(367,515)
Impairment of goodwill	(144,113)	--	(144,113)
Interest, dividend and other income	3,316	96,995	97,540
Total other income (expense)	(102,415)	(308,902)	(414,088)

Net loss	(800,175)	(1,143,534)	(2,066,989)

Preference shares dividends	(175,500)	(384,173)	(559,673)
Net loss attributable to ordinary shares	$(975,675)	$(1,527,707)	$(2,626,662)

Basic and diluted loss per share	$(0.14)	$(0.26)	$(0.61)
Weighted average ordinary shares outstanding – basic and diluted	7,053,033	5,838,662	4,340,015

The accompanying notes are an integral part of these financial statements.

Aegean Earth & Marine Corporation

(A Development Stage Company)

Statements of Shareholders’ Equity

For the period from March 10, 2006 (Date of Inception) to December 31, 2009

	Preference Shares		Ordinary Shares
	Shares	Amount	Shares	Capital	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Development Stage	Totals
Founder shares issued at inception at March 10, 2006	--	$--	1,640,625	$1,050	$--	$--	$--	$1,050
Shares issued during 2006	--	--	362,066	232	46,068	--	--	46,300
Net loss	--	--	--	--	--	--	(25,862)	(25,862)

Balance as of December 31, 2006	--	--	2,002,691	750	46,600	--	(25,862)	21,488

Net loss	--	--	--	--	--	--	(8,983)	(8,983)

Balance as of December 31, 2007	--	--	750,174	750	46,600	--	(34,845)	12,505
Issuance of shares through fundraise	2,050,342	1,312	2,050,342	1,312	6,148,401	--	--	6,151,025
Redemption of preference shares	(1,075,341)	(688)	--	--	(3,225,328)	--	--	(3,226,016)
Shares issued in acquisition of Aegean Earth S.A.	--	--	500,000	320	49,680	--	--	50,000
Conversion of note payable – affiliate and accrued interest	--	--	2,500,000	1,600	305,810	--	--	305,810
Currency translation adjustment	--	--	--	--	--	52,033	--	52,033
Net loss	--	--	--	--	--		(1,143,534)	(1,143,534)
Balance as of December 31, 2008	975,001	624	7,053,033	4,514	3,324,631	52,033	(1,266,814)	2,114,988
Currency translation adjustment	--	--	--	--	--	(17,766)	--	(17,766)
Net loss	--	--	--	--	--	--	(800,175)	(800,175)
Balance as of December 31, 2009	975,001	$624	7,053,033	$4,514	$3,324,631	$34,267	$(2,066,989)	$1,297,047

The accompanying notes are an integral part of these financial statements.

Aegean Earth & Marine Corporation

(A Development Stage Company)

Consolidated Condensed Statements of Cash Flows

	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative During Development Stage (March 10, 2006 to December 31, 2009)
Cash flows from operating activities
Net loss	$(800,175)	$(1,143,534)	$(2,066,989)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Depreciation and amortization	2,668	--	2,668
Non-cash impairment of goodwill	144,113	--	144,113
Non-cash interest expense	--	4,500	7,410
Changes in operating assets and liabilities
Other assets	2,021	(55,872)	(53,962)
Payable to affiliate	(9,866)	(59,645)	(63,014)
Accounts payable	108,580	73,048	186,076
Net cash used in operating activities	(552,659)	(1,181,503)	(1,842,648)

Cash flows from investing activities
Net cash acquired of Aegean Earth S.A.	--	51,452	51,452
Purchase of property, plant, & equipment	(10,935)	--	(10,935)
Notes receivable-affiliate	--	--	(85,025)
Net cash provided by (used in) investing activities	(10,935)	51,452	(44,508)

Cash flows from financing activities
Proceeds from issuance of equity	--	6,151,026	6,197,326
Redemption of preference shares	--	(3,226,016)	(3,226,016)
Proceeds from note payable-affiliate	--	--	300,000
Net cash provided by financing activities	--	2,925,010	3,271,310

Effect of exchange rates on cash and cash equivalents	(17,766)	51,136	33,370

Net increase (decrease) in cash and cash equivalents	(581,360)	1,794,949	1,417,524

Cash and cash equivalents at beginning of the period	1,998,884	152,789	--
Cash and cash equivalents at end of the period	$1,417,524	$1,998,884	$1,417,524

Supplemental disclosures of cash flow information:
Interest paid	$--	$-	$--
Income taxes paid	$--	$-	$--
Stock issued in acquisition of Aegean Earth, S.A.	$--	50,000	$50,000
Stock issued in exchange for accrued interest and note payable – affiliate	$--	$307,410	$307,410

The accompanying notes are an integral part of these financial statements.

Aegean Earth & Marine Corporation

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

On February 29, 2008, the Company acquired all of the outstanding capital stock of Aegean Earth, S.A., a company organized under the laws of Greece (“Aegean Earth”), from Joseph Clancy and Konstantinos Polites, the sole stockholders of Aegean Earth (the “Aegean Earth Shareholders”) pursuant to an Acquisition Agreement dated as of February 29, 2008 for 500,000 of the Company’s ordinary shares.  Effective at the closing of the Acquisition (the “Acquisition Closing”) Aegean Earth became a wholly-owned subsidiary of the Company.   The focus of Aegean Earth S.A. is to participate in the construction and development business for, among other projects, the direct contracting or joint venturing in the construction and development of marinas, real estate projects, roads, utility structures, commercial buildings, and other related facilities.  Based on a prior transaction involving the sale of the Company’s ordinary shares, the Company values the purchase at $50,000.

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

The Company, at its sole discretion, has undertaken a program to redeeming approximately $3.2 million of its redeemable Series A Preference Shares for cash, as the entirety of the proceeds are no longer needed to effectuate a previously contemplated acquisition that will not take place.  As of December 31, 2009, the Company had redeemed 1,075,341 shares of the Series A Preference Shares for approximately $3.2 million.

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

Acquisition of Temhka, S.A.

On February 9, 2010 the Company acquired Temhka, S.A. for 1,623,333 Series B preference shares.  See Note 9 - Subsequent Events

NOTE 2 - Summary of Significant Accounting Policies

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

Loss Per Ordinary Share

Basic loss per ordinary share is based on the weighted effect of ordinary shares issued and outstanding, and is calculated by dividing net loss attributable to ordinary shares by the weighted average shares outstanding during the period.  Diluted loss per ordinary share is calculated by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares used in the basic loss per share calculation plus the number of ordinary shares that would be issued assuming exercise or conversion of all potentially dilutive ordinary shares outstanding.  The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.  At December 31, 2009, there were no potentially dilutive ordinary shares outstanding.

NOTE 2 - Summary of Significant Accounting Policies (continued)

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

Level 3—unobservable inputs.

NOTE 2 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of December 31, 2009 and December 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855, Subsequent Events) “ASC 855”. ACS 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted ASC 855 in the second quarter of 2009. The adoption did not materially impact the Company. We considered all subsequent events through April 19, 2010, the date the financial statements were available to be issued.

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

NOTE 3 – Liquidity and Capital Resources

The Company has no revenues for the period from inception through December 31, 2009.  Throughout 2008 the Company raised approximately $6.2 million in a private placement for a potential acquisition and for the operations of the Company.  As this acquisition did not take place, the Company began a redemption program for its preference shares, and had redeemed approximately $3.2 million in preference shares as of December 31, 2009.  The Company believes that this will be sufficient for the next 12 months to achieve its business objectives.  There can be no assurances that the Company will ever consummate another business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell additional ordinary shares.

NOTE 4 - Related Party Transactions

During 2008 Aegean Earth S.A. retained the services of Ergo Systems S.A. to provide general consulting and additional services.  Ergo Systems S.A. is owned by one of the founders of Aegean Earth S.A. and one of the shareholders of the Company.  As of December 31, 2009, the Company has incurred approximately $77,000 in consulting fees since the acquisition of Aegean Earth S.A.

In January 2009, the Company entered into a consulting agreement with Nautilus Global Partners, one of the original founders of the Company, to provide general consulting services.  As of December 31, 2009, the Company paid $120,000 in consulting fees related to this agreement.

During 2009, the Company decided to no longer hold cash with its administrator and send the balance of its funds to Nautilus Global Partners, LLC, one of the original founders of the Company to repay a related party payable.  The balance of these funds held by the administrator was more than the payable, resulting in a receivable from Nautilus Global Partners, LLC.  As of December 31, 2009, the Company had a related party receivable for $8,546.

NOTE 5 - Ordinary Shares

On April 10, 2006, the Company was capitalized with 1,640,625 shares of its restricted ordinary shares issued at par value of $0.00064 per share, for consideration of $1,050 to its founding shareholders.  These shares, along with a payable issued to the founder of $5,548, were the basis of the funding of the Company’s $6,598 in formation costs.

NOTE 6 – Ordinary Shares (continued)

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

NOTE 6 - Preference Shares

At formation, the Company was authorized to issue 1,562,500 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  In January 2008, the Company increased the number of authorized preference shares to 20 million, and designated 5,000,000 as Series A Preference Shares.  On February 29, 2008, the Company issued 1,908,675 Series A Preference Shares in conjunction with its raising of approximately $5.7 million in financing.  On April 8, 2008 the Company sold an additional 91,667 Series A Preference Shares for aggregate gross proceeds of approximately $275,001. On July 11, 2008 the Company sold an additional 50,000 Series A Preference Shares for aggregate gross proceeds of approximately $150,000.   The Company, at its sole discretion, has undertaken a program to redeem a portion of its redeemable Series A Preference Shares for cash, as the entirety of the proceeds are no longer needed to effectuate a previously contemplated acquisition that will not take place.  As of December 31, 2009, the Company had redeemed 1,075,341 shares of the Series A Preference Shares for approximately $3.2 million.

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

Each Series A Preference Share accrues dividends at the rate of six (6%) percent per annum of the Stated Value ($0.18 per share per annum) and is payable on the Redemption Date.  Dividends payable will be prorated from the date each Series A Preference Share was issued based on the number of days each such Series A Preference Share was outstanding.  Dividends on the Series A Preference Shares are cumulative.  No dividends or other distributions may be paid or otherwise made with respect to the ordinary shares and no ordinary shares may be repurchased by the Company during any fiscal year of the Company until dividends on the Series A Preference Shares have been declared, paid or set apart during that fiscal year.  In addition, the Company reserves the right to declare and pay

NOTE 6 - Preference Shares (continued)

optional dividends to the holders of Series A Preference Shares in such amounts, form (securities and/or cash) and at such time as determined by the Company’ s Board of Directors.  The Series A Preference Shares have a liquidation preference over the ordinary shares equal to the then stated value, plus all accrued but unpaid dividends.

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

As of December 31, 2009, the Company determined that the acquisition may not realize the value of the intangible assets due to a shift in the Company’s strategy to concentrate on the agricultural sector.  Due to the shift in strategy, the Company decided  to record an impairment to goodwill for the entire amount booked.

NOTE 8 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is not a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 9 – Subsequent Events

On February 1, 2010, the Company agreed to redeem for cash 450,000 of the Company’s Series A Preference Shares for $3.00 per share, or $1,350,000 in Cash.  The Company also agreed to convert 175,001 of its Series A Preference Shares for 1,050,006 of the Company’s Ordinary Shares at a rate of $0.50 per share.  As a result of these transactions, Access America Fund, LP, holder of all outstanding Series A Preference Shares as of February 1, 2010, agreed to cancel the remaining 350,000 Series A Preference Shares of the Company, resulting in no outstanding Series A Preference Shares.

On February 9, 2010 the Company entered into an Acquisition Agreement with Temhka S.A.(“Temhka”), a company organized under the laws of the Hellenic Republic and all the shareholders of Temhka pursuant to which the Company acquired all the issued and outstanding capital stock of Temhka from the Temhka shareholders solely in exchange for 1,623,333 Class B Preference Shares.   Each Series B Preference Share shall convert automatically into ten Ordinary Shares upon the intended reverse share split of 5.402 Ordinary Shares to 1 Ordinary Share and increase in the Company’s authorized ordinary shares.  Consequently, the Company acquired 100% of the issued and outstanding capital stock of Temhka, resulting in Temhka becoming a wholly owned subsidiary of the Company.  In conjunction with the acquisition, the Company issued a total of 400,000 ordinary shares for consulting services to a director of the Company and the Chief Executive Officer designate.

On February 10, 2010, the Company sold in an initial closing of a private offering (the “Offering”), 1,666,667 (assuming the reverse split of approximately 5.4 Shares for 1 Share) Ordinary Shares and 1,666,667 warrants with a strike price of $3.00 per share (on a post reverse split basis) for aggregate gross proceeds of $2,500,000.  On March 30, 2010, the Company completed its private offering through the issuance of an additional 1,333,334 (assuming the reverse split of approximately 5.4 Shares for 1 Share) and 1,333,334 warrants with a strike price of $3.00 per share (on a post reverse split basis) for aggregate gross proceeds of $2,000,000.  There will be 21,133,460 shares outstanding after these transactions (on a post reverse split basis).