Form 10-Q
period 2010-03-31
Hellenic Solutions Corp
filed 2010-05-24
CIK 1368195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-52136

Hellenic Solutions Corporation

(Formerly known as Aegean Earth & Marine Corporation)

(Exact name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5, ICHOUS STR. - GALATSI

111 46 ATHENS, GREECE

 (Address of principal executive offices) (Zip Code)

30-210-223-4533

 (Registrant’s telephone number, including area code)

Aegean Earth and Marine Corporation
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  [X]           NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]     No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES  [  ]           NO [ X ]

At May 17, 2010, there were 21,133,460 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Hellenic Solutions Corporation

Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,345,890	$57,159
Cash held in escrow	750,000	--
Contract receivables	10,003,389	22,548,331
Other receivables	44,589	--
Costs in excess of billings	17,366,614	--
Prepaid Expenses	3,908,658	4,271,458
Other assets	6,080	--

Total current assets	33,425,220	26,876,948
LONG TERM ASSETS
Property, plant and equipment, net of accumulated depreciation	40,898	27,795
Total long term assets	40,898	27,795

Total assets	$33,466,118	$26,904,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Lines of credit	$8,028,013	$11,356,165
Due to suppliers	10,452,751	7,376,566
Accounts payable and accrued liabilities	657,536	129,709

Total current liabilities	19,138,300	18,862,440

LONG TERM LIABILITIES
Deferred taxes	1,027,444	569,674
Other liabilities	--	25,685
Total long term liabilities	1,027,444	595,359

Total liabilities	20,165,744	19,457,799
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preference shares, $0.00064 par value, 20,000,000 shares authorized, -0- issued and outstanding	--	--
Ordinary shares, $0.00345728 par value; 100,000,000 shares authorized; 21,133,460 and 17,538,964 issued and outstanding for March 31, 2010 and December 31, 2009, respectively	73,064	60,637
Additional paid in capital	4,299,226	41,696
Cumulative translation adjustment	(76,240)	125,914
Retained earnings	9,004,324	7,218,697
Total shareholders’ equity	13,300,374	7,446,944
Total liabilities and shareholders’ equity	$33,466,118	$26,904,743

See accompanying footnotes to condensed consolidated financial statements.

Hellenic Solutions Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Revenues	$17,366,614	$8,132,602
Cost of sales	(14,674,788)	(6,805,783)
Gross profit	2,691,826	1,326,819

Operating Expenses
Selling, general and administrative expenses	129,938	60,878
Total operating expenses	129,938	60,878

Income before other expenses	2,561,888	1,265,941

Other expenses
Interest expense	(176,718)	(648)
Total other expenses	(176,718)	(648)

Income before income taxes	2,385,170	1,265,293

Provision for income taxes	(599,543)	(316,323)

Net income	$1,785,627	$948,970

Net income per share – basic and diluted	$0.09	$0.05
Weighted average ordinary shares outstanding – basic and diluted	18,833,917	17,538,964

See accompanying footnotes to condensed consolidated financial statements.

Hellenic Solutions Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cash flows from operating activities
Net income	$1,785,627	$948,970
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	--	37,196
Deferred income tax	501,520	(233,715)
Changes in operating assets and liabilities
Receivable from owner	--	9,793,605
Contracts receivable	12,544,942	17,530,520
Cost and estimated earnings in excess of billing	(17,366,614)	(8,516,213)
Prepaid expenses	362,800	431,843
Other current assets	(50,669)	--
Due to suppliers	3,076,185	(12,169,794)
Accrued liabilities	527,827	1,839,699
Other liabilities	(69,435)	(95,854)
Billings in excess of costs and estimated earnings	--	(447,938)
Net cash provided by (used in) operating activities	1,312,183	9,118,319

Cash flows from investing activities
(Purchase).Disposition of property, plant, & equipment	(13,103)	283,134
Net cash provided investing activities	(13,103)	283,134

Cash flows from financing activities
Net proceeds from issuance of equity	4,270,357	--
Net proceeds from (payments of) lines of credit	(3,328,152)	697,013
Increase in cash held in escrow	(750,000)	--
Distributions to owners	--	(2,080,077)
Net cash provided by (used in) financing activities	192,205	(1,383,064)

Net increase in cash and cash equivalents	1,491,285	8,018,389

Foreign exchange effect on changes in cash	(202,554)	--

Cash and cash equivalents at beginning of the period	57,159	987,417
Cash and cash equivalents at end of the period	$1,345,890	$9,005,806

Supplemental disclosures of cash flow information:
Interest paid	$1,474	$--
Income taxes paid	$71,509	$--

Supplemental schedule of investing and financing activities:
Assets acquired through issuance of shares:
Cash	$813,002
Prepaid expenses	180,546
Other assets	50,669
Property, plant and equipment	6,876
Accounts payable and other liabilities	(160,736)
Net assets acquired	$890,357

See accompanying footnotes to condensed consolidated financial statements.

Hellenic Solutions Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

NOTE 1 - Organization, Business and Operations

On March 10, 2006, Hellenic Solutions Corporation, formerly Aegean Earth and Marine Corporation, (“we”, “us”, “our” or the "Company"), was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business. On February 29, 2008, the Company acquired Aegean Earth S.A., a Greek company formed with the intention of operating in the construction and development sectors in Greece and the surrounding areas.

On February 1, 2010, the Company agreed to redeem for cash 450,000 of the Company’s Series A Preference Shares for $3.00 per share, or $1,350,000 in Cash.  The Company also agreed to convert 175,001 of its Series A Preference Shares for 194,374 of the Company’s Ordinary Shares.  As a result of these transactions, Access America Fund, LP, holder of all outstanding Series A Preference Shares as of February 1, 2010, agreed to cancel the remaining 350,000 Series A Preference Shares of the Company, resulting in no outstanding Series A Preference Shares.

On February 10, 2010, the Company sold in an initial closing of a private offering (the “Offering”), 1,666,667 Ordinary Shares and 1,666,667 warrants with a strike price of $3.00 per share for aggregate gross proceeds of $2,500,000.  On March 30, 2010, the Company completed its private offering through the issuance of an additional 1,333,334 and 1,333,334 warrants with a strike price of $3.00 per share for aggregate gross proceeds of $2,000,000.

On February 9, 2010 the Company entered into an Acquisition Agreement with Temhka S.A.(“Temhka”), a company organized under the laws of the Hellenic Republic and all the shareholders of Temhka pursuant to which the Company acquired all the issued and outstanding capital stock of Temhka from the Temhka shareholders solely in exchange for 1,623,333 Series B Preference Shares.   Each Series B Preference Share automatically converted into ten Ordinary Shares immediately subsequent to the reverse share split of 5.402 Ordinary Shares to 1 Ordinary Share and increase in the Company’s authorized ordinary shares.  Consequently, the Company acquired 100% of the issued and outstanding capital stock of Temhka, resulting in Temhka becoming a wholly owned subsidiary of the Company.  In conjunction with the acquisition, the Company issued a total of 400,000 ordinary shares for consulting services to a director of the Company and the Chief Executive Officer designate.

On May 14, 2010, the Company amended its Memorandum and Articles of Association to increase its authorized share capital from 78,125,000 Ordinary Shares to 100,000,000 Ordinary Shares.  In addition, our issued and outstanding Ordinary Shares were consolidated on a 1 for 5.402 basis so that each shareholder would receive 1,000 shares for each 5,402 shares previously held.  All share and per share data, give effect to this split and the automatic conversion of the Series B preference shares as discussed in the previous paragraph applied retroactively as if it occurred at the date of inception.  The Company also changed its corporate name to Hellenic Solutions Corporation.  The Company intends to file an application with FINRA to cause the reverse split and name change to be effected in the market.  Once FINRA has completed its review and effected the reverse split and name change in the market, every 5.402 of our Ordinary Shares will automatically be combined into 1 Ordinary Share and we will be issued a new symbol for Ordinary Shares to reflect the name change.

The acquisition was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Temhka, S.A. will be treated as the continuing entity for accounting purposes.

With these acquisitions, the Company is a leading engineering and construction firm that specializes in the design, construction, and outfitting of commercial, agricultural, and industrial facilities in Greece.  The Company provides a turnkey solution for companies that are looking to build new or upgrade existing facilities, including design of the building, assistance in procuring European Union or Greek government grants, when applicable, managing the construction, and the purchasing and installation of equipment.  The Company intends to become a consolidated provider of solutions for the agricultural industry, focusing on processing, packaging, and distributing agricultural products and providing turnkey solutions for agricultural facilities.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United State of America, whereby revenues are recognized in the period earned and expenses when incurred. The condensed consolidated financial statements include the accounts of Aegean Earth S.A. and Tehmka S.A.  All material amounts have been eliminated in consolidation.

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

Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts under the percentage of completion method, the valuation of long-term assets, and income taxes.  Management evaluates all of its estimates and judgments on an on-going basis.

Earnings per share

Historical net income per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from ordinary share equivalents, such as warrants. Ordinary share equivalents were not included in the computation of diluted earnings per share, as the warrants were considered antidilutive for the periods presented.

Revenue Recognition

Construction

The Company's primary business is as a provider of engineering and contracting services to private sector companies and industry cooperatives. Credit risk with private owners is minimized because of the receipt of postdated checks and other liens throughout the construction progress until final cash payment has been secured.

Revenues are recognized on the percentage-of-completion method, which is based upon costs incurred as a percentage of total costs for each contract.

Revenues recognized in excess of amounts billed are recorded as a current asset under the caption “Costs and estimated earnings in excess of billings on uncompleted contracts.”  Billings in excess of revenues recognized are recorded as a current liability under the caption “Billings in excess of costs and estimated earnings on uncompleted contracts.”

Contract costs include all direct material, labor, subcontracting and other costs and those indirect costs related to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes. Administrative and general expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount attributable to contract claims is included in revenues when realization is probable and the amount can be reliably estimated.  If it were to be estimated that an uncompleted contract would result in a loss, the entire amount of the loss would be accrued. The Company, as of December 31, 2009, had billed its clients for all of the work that had been performed to that date, leaving a zero balance due to the Company from all projects.

Architecture

The Company recognizes revenue from architectural and design services on the basis of the Company’s estimates of the percentage-of-completion of the underlying construction contracts or based on progress towards completion of design and other service agreements. A portion of the total contract price is recognized as revenue based on management’s estimate of the percentage-of-completion as compared to the total contract amount. Certain long-term contracts may extend over one or more years, and revisions in cost and profit estimates during the course of the work are reflected in the period in which the facts become known. At the time a loss on a contract becomes known, the entire amount of the loss is accrued.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents.  The Company has concentrated its risk for cash by maintaining deposits in foreign bank accounts, which are insured by the Greek Government up to a limit of €100,000 (approximately $134,790 as of March 31, 2010) per account holder, regardless of which bank is the depository. Uninsured bank deposits as of March 31, 2010 and December 31, 2009 were $1,148,473 and $0, respectively.

Pursuant to the Securities Purchase Agreement dated February 10, 2010, the Company put $750,000 in escrow to be released upon meeting certain requirements for the appointment of directors and an investor relations firm.  This is classified on the balance sheet as cash held in escrow.

Contracts Receivable

Contract receivables are primarily concentrated with private companies located throughout Greece. Credit terms for payment of products and services are extended to customers in the normal course of business and no interest is charged. The Company often accepts various forms of collateral including postdated checks, and can follow the practice of filing statutory liens or stop notices on all construction projects when collection problems are anticipated. The Company uses the allowance method of accounting for losses from uncollectible accounts. Under this method an allowance is provided based upon historical experience and management's evaluation of outstanding contract receivables at the end of each year. Because of the short-term nature of the projects and the frequent collection of collateral in the form of postdated checks from the customer, receivables are rarely deemed uncollectible.

Retainage

The Company does not have retention provisions in its present operations since all contracts are pre-approved in the governmental grant program, if applicable, and are fixed price contracts.  Any change orders upward are paid in advance by the client and change orders downward cause a credit to the client’s contractual balance.

Foreign currency translation and other comprehensive income

The functional currency of the Company is the Euro. For financial reporting purposes, Euros have been translated into United States Dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing for the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments arising from fluctuations in exchange rates from period to period are included as a component of shareholders’ equity in accumulated other comprehensive income.

Property, Plant and Equipment

Property, plant and equipment is stated at cost.  Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally ten to thirty years.  Maintenance and repairs are charged to expense as incurred

Deferred Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Fair Value of Financial Instruments

Our financial instruments consist of contract receivables, prepayments, deposits, short term borrowings, and accounts due to suppliers. We believe the fair value of these items reflect their carrying amounts, primarily due to the short term nature of these instruments.

In 2007, the FASB issued new guidance relating to the measurement and disclosure of financial assets and liabilities.  This guidance established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. This guidance does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value. This guidance introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). This guidance also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of March 31, 2010 and December 31, 2009, the Company’s book value of its financial assets and liabilities approximated fair value due to the current nature of these assets and liabilities..

NOTE 3 – Contract Receivables

Contract receivables are summarized as follows:

March 31 2010

Completed Contracts	$--
Contracts in Progress	10,003,389
Total	$10,003,389

Collateralized receivables are receivables from customers in which payment has already been secured through the issuance of a post dated check by the customer that is held by the Company until the work has been completed and payment agreed to.  These checks are either held in banks or by the Company directly.  The amount of receivables above that were collateralized at March 31, 2010 was $ 15,035,837.

NOTE 4 – Costs and Estimated Earnings on Uncompleted Contracts

March 31, 2010

Costs incurred on uncompleted contracts	$14,674,788
Estimated earnings	2,691,826
Total	17,366,614
Less: Billings to date	--
Total	$17,366,614
Included in balance sheet under following captions:
Costs and estimated earnings in excess of billings	$17,366,614
Billings in excess of costs and estimated earnings	--

Total	$17,366,614

At December 31, 2009, the Company had billed all of its costs and estimated earnings that it had calculated based on the percentage of completion method.  The Company has not done any billings for the quarter ended March 31, 2010.  Costs and estimated earnings in excess of billings on the balance sheet also reflect activity prior to the Company’s acquisition at February 9, 2010.

NOTE 5 – Lines of Credit

All loans, although in the names of the Company, are guaranteed by the checks issued by the client and / or its principal shareholder or owner.  Amounts below are shown in dollars, but each loan is denominated in Euro.  Each line is used for general project purposes.  Amounts in the credit lines are due upon completion of the corresponding project and payment from the client.  The loans are set forth below:

Bank	Interest Rate	March 31, 2010
PROBANK	8.50%	$641,268
ALPHA BANK	8.50%	831,804
ALPHA BANK	8.50%	1,098,578
NATIONAL BANK OF GREECE	8.50%	60,366
PANELLINIA BANK	8.60%	3,852,491
HELLENIC BANK	11.30%	790,976
MILLENIUM BANK	8.10%	752,530
Total		$8,028,013

The Company utilizes post-dated checks received from customers as collateral for these credit lines.  The Banks have historically lent 70%-90% of the face value of these post-dated checks to the Company through these credit lines.  As of March 31, 2010, the value of collateral held by the banks was $15,035,837. The Company is currently evaluating its lines of credit due to the reorganization.  The loans are evaluated on a semi-annual basis by the banks and are renewed if necessary.

NOTE 6 - Income Taxes and Deferred Tax Asset/Liability

Hellenic Solutions Corporation was registered as an Exempted Company in the Cayman Islands, and therefore, is not subject to Cayman Island income taxes for 20 years from the Date of Inception.  While the Company has no intention of conducting any business activities in the United States, the Company would be subject to United States income taxes based on such activities that would occur in the United States.  The Company’s wholly owned subsidiaries, Aegean Earth S.A. and Temhka S.A. are subject to income and other taxes in Greece.  The statutory corporate income tax rate in Greece is 25%.

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The provision for taxes on net income consists of the following:

	March 31, 2010	March 31, 2009
Current	$115,793	$56,938
Deferred	483,750	259,385
Total	$599,543	$316,323

Deferred taxes as of March 31, 2010 were primarily due to the requirement of using the completed contract method for calculating current income taxes in Greece.

NOTE 7 - Concentrations

Customers

The following table shows contract revenues generated by the Company’s customers that accounted for more than 10% of revenues for a particular year

Amounts in USD	March 31 , 2010
	Revenues	% of Revenues
ANAPAROGOGIKI IPEIROU SA	$3,360,447	31.56%
ATI S.A.	$1,991,376	18.70%
AIFANTI BROS SA	$1,355,242	12.73%
S. PAPAGIANNIS SA	$1,272,268	11.95%

Most, if not all, of the Company’s customers rely heavily on the EU Grant program as a significant amount of their financing for the projects undertaken by the Company in any given year.  In 2010 and 2009, all of the Company’s customers received grant assistance from the EU for up to 50% of the project’s cost.  Also, all of the Company’s customers to date have been located in Greece.

Political and economic risk

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

NOTE 8 – Subsequent Events

On May 14, 2010, the Company amended its Memorandum and Articles of Association to increase its authorized share capital from 78,125,000 Ordinary Shares to 100,000,000 Ordinary Shares.  In addition, our issued and outstanding Ordinary Shares were consolidated on a 1 for 5.402 basis so that each shareholder would receive 1,000 shares for each 5,402 shares previously held.  All share and per share data, give effect to this split and the automatic conversion of the Series B preference shares applied retroactively as if it occurred at the date of inception.  The Company also changed its corporate name to Hellenic Solutions Corporation.  The Company intends to file an application with FINRA to cause the reverse split and name change to be effected in the market.  Once FINRA has completed its review and effected the reverse split and name change in the market, every 5.402 of our Ordinary Shares will automatically be combined into 1 Ordinary Share and we will be issued a new symbol for Ordinary Shares to reflect the name change.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected.  Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, which include, but are  not limited to; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effect of derivative activities; conditions in the capital markets and those factors referred to or identified in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009.  We undertake no duty to update or revise these forward-looking statements.

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

The acquisition of Temhka S.A. was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Temhka, S.A. will be treated as the continuing entity for accounting purposes.

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

Temhka S.A.

The Company’s business model is to design, build, and outfit manufacturing facilities, specializing in the agricultural sector but we also have the ability to design and construct facilities in a number of other sectors.   An integral part of the business model is to develop projects that fall within approved focus areas for grant programs made available to member states within the European Union (“EU”) under the Community Support Framework (“CSF”) program.  The CSF is a multiyear program to provide member states with grant funding for infrastructure projects (highways, dams, etc.) as well as private business development within certain sectors, including agriculture.  Commencing in the late 1990’s, the EU has approved four CSF programs and the current CSF, which is the fourth, expires in 2013.  Accordingly, after 2013, formal EU approval will be required in order to have further CSF grants available.

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

Results of Operations

Comparison of the three months ended March 31, 2010 and 2009

Revenues.  For the three months ended March 31, 2010, we had revenues of $17,366,614 compared to $8,132,602 for the three months ended March 31, 2009, an increase of $9,234,012, or 113.5%.  Revenues increased primarily from the increase in availability of grant money from the European Union for our clients, which caused an increase in demand for new facilities.

Cost of sales.  Costs of sales increased $7,869,005, or 115.6% for the three months ended March 31, 2010 compared to the same period in 2009 to $14,674,788 in 2010 from $6,805,783 in 2009.  This increase was caused primarily by the increase in revenues.

Gross profit and gross margin.  Our gross profit was $2,691,826 for the three months ended March 31, 2010 as compared to $1,326,819 for the three months ended March 31, 2009, representing gross margins of 15.5% and 16.3%, respectively.  The decrease in gross margin percentage was attributable primarily to an increase in cost of materials.

Selling, general and administrative expenses.  Operating and other expenses increased $69,060, or 113.4% from $60,878 for the three months ended March 31, 2009 to $129,938 for the three months ended March 31, 2010.  This increase was primarily caused by the additional activity from increased revenues and the costs associated with being a publicly reporting company.

Liquidity and Capital Resources

As of March 31, 2010, we had working capital of $14.3 million and a cash balance of $1.3 million.  Our primary uses of cash are to fund ongoing projects, employee compensation, and other general and administrative expenses.  We believe that we will be able to fund general operating expenses, but will need continued financing through bank lines and other means to continue the growth of operations.  No assurances can be given, that our business plan will succeed and that we will be not need to seek additional external financing.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Reverse Stock Split and Name Change

On February 9, 2010 the Company entered into an Acquisition Agreement with Temhka S.A.(“Temhka”), a company organized under the laws of the Hellenic Republic and all the shareholders of Temhka pursuant to which the Company acquired all the issued and outstanding capital stock of Temhka from the Temhka shareholders solely in exchange for 1,623,333 Series B Preference Shares.   Each Series B Preference Share automatically converted into ten Ordinary Shares immediately subsequent to the reverse share split of 5.402 Ordinary Shares to 1 Ordinary Share and increase in the Company’s authorized ordinary shares.

On May 14, 2010, the Company amended its Memorandum and Articles of Association to increase its authorized share capital from 78,125,000 Ordinary Shares to 100,000,000 Ordinary Shares.  In addition, our issued and outstanding Ordinary Shares were consolidated on a 1 for 5.402 basis so that each shareholder would receive 1,000 shares for each 5,402 shares previously held.  All share and per share data, give effect to this split and the automatic conversion of the Series B preference shares as discussed in the previous paragraph applied retroactively as if it occurred at the date of inception.  The Company also changed its corporate name to Hellenic Solutions Corporation.  The Company intends to file an application with FINRA to cause the reverse split and name change to be effected in the market.  Once FINRA has completed its review and effected the reverse split and name change in the market, every 5.402 of our Ordinary Shares will automatically be combined into 1 Ordinary Share and we will be issued a new symbol for Ordinary Shares to reflect the name change.

Income Taxes

Hellenic Solutions Corporation was registered as an Exempted Company in the Cayman Islands, and therefore, is not subject to Cayman Island income taxes for 20 years from the Date of Inception.  While the Company has no intention of conducting any business activities in the United States, the Company would be subject to United States income taxes based on such activities that would occur in the United States.

The Company’s wholly-owned subsidiaries, Aegean Earth S.A. and Temhka S.A. are subject to income and other taxes in Greece.  The statutory income tax rate in Greece is currently 25%.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously closed on the Company’s Forms 8-K filed on February 17, 2010 and April 2, 2010, the Company on February 10, 2010 sold in an initial closing of a private offering (the “Offering”), 1,666,667 Ordinary Shares and 1,666,667 warrants with a strike price of $3.00 per share for aggregate gross proceeds of $2,500,000.  On March 30, 2010, the Company completed its private offering through the issuance of an additional 1,333,334 and 1,333,334 warrants with a strike price of $3.00 per share for aggregate gross proceeds of $2,000,000.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

REMOVED AND RESERVED

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

31.1

Certification of Dimitrios Vassilikos pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Sofia Douskalis pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Dimitrios Vassilikos and Sofia Douskalis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hellenic Solutions Corporation
(Registrant)

By: /s/ Dimitrios Vassilikos
Dimitrios Vassilikos
Chief Executive Officer

By: /s/ Sofia Douskalis
Sofia Douskalis
Chief Financial Officer

Date:

May 24, 2010