Form 10-Q
period 2010-06-30
Hellenic Solutions Corp
filed 2010-08-16
CIK 1368195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  [X]           NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES  [  ]           NO [ X ]

At August 16, 2010, there were 21,133,481 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Hellenic Solutions Corporation

Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$603,005	$57,159
Contract receivables	5,939,818	22,548,331
Other receivables	23,499	--
Costs in excess of billings	31,954,893	--
Prepaid expenses	433,559	4,271,458
Other assets	22,091	--

Total current assets	38,976,865	26,876,948
LONG TERM ASSETS
Property, plant & equipment, net of accumulated depreciation	102,111	27,795
Total long term assets	102,111	27,795

Total assets	$39,078,976	$26,904,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Lines of credit	$7,056,391	$11,356,165
Due to suppliers	15,565,243	7,376,566
Payable to shareholder	1,626,441	--
Taxes Payable	1,590,837	--
Accounts payable and accrued liabilities	12,633	129,709

Total current liabilities	25,851,545	18,862,440

LONG TERM LIABILITIES
Deferred taxes	--	569,674
Other liabilities	--	25,685
Total long term liabilities	--	595,359

Total liabilities	25,851,545	19,457,799

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preference shares, $0.00064 par value, 20,000,000 shares authorized, none issued and outstanding	--	--
Ordinary shares, $0.00345728 par value; 100,000,000 shares authorized; 21,133,481 and 17,538,964 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	73,064	60,637
Additional paid in capital	4,299,626	41,696
Cumulative translation adjustment	(1,771,241)	125,914
Retained earnings	10,625,982	7,218,697
Total shareholders’ equity	13,227,431	7,446,944
Total liabilities and shareholders’ equity	$39,078,976	$26,904,743

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

Hellenic Solutions Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Revenues	$34,551,179	$19,739,977
Cost of sales	29,233,053	16,680,013
Gross profit	5,318,126	3,059,964

Operating Expenses
Selling, general and administrative expenses	410,516	216,306
Total operating expenses	410,516	216,306

Income before other expenses	4,907,610	2,843,658

Other expenses
Interest and other expense	(328,563)	(456,668)
Total other expenses	(328,563)	(456,668)

Income before income taxes	4,579,047	2,386,990

Provision for income taxes	(1,171,762)	(743,759)

Net income	$3,407,285	$1,643,231

Net income per share – basic and diluted	$0.17	$0.09
Weighted average ordinary shares outstanding – basic and diluted	19,990,062	17,538,964

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

Hellenic Solutions Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009

Revenues	$17,184,565	$11,681,194
Cost of sales	14,558,265	9,939,670
Gross profit	2,626,300	1,741,524

Operating expenses
Selling, general and administrative expenses	280,578	157,544
Total operating expenses	280,578	157,544

Income before other expenses	2,345,722	1,583,980

Other expenses
Interest and other expense	(151,847)	(466,410)
Total other expenses	(151,847)	(466,410)

Income before income taxes	2,193,875	1,117,570

Provision for income taxes	(572,219)	(429,760)

Net income	$1,621,656	$687,810

Net income per share – basic and diluted	$0.08	$0.04
Weighted average ordinary shares outstanding – basic and diluted	21,133,481	17,538,964

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

Hellenic Solutions Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash flows from operating activities:
Net income	$3,407,285	$1,643,231
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	6,876	52,173
Deferred income tax	1,021,163	537,898
Changes in operating assets and liabilities:
Receivable from owner	--	9,946,311
Contracts receivable	16,608,513	14,026,616
Cost and estimated earnings in excess of billing	(31,954,893)	(19,930,643)
Prepaid expenses	3,837,899	1,809,380
Other current assets	(45,590)	--
Due to suppliers	8,188,677	(18,119,190)
Accrued liabilities	(117,076)	10,254,713
Other liabilities	(25,685)	(202,494)
Billings in excess of costs and estimated earnings	--	(454,923)
Net cash provided by (used in) operating activities	927,169	(436,928)

Cash flows from investing activities:
(Purchase)Disposition of property, plant, and equipment	(74,316)	417,205
Net cash provided by (used in) investing activities	(74,316)	417,205

Cash flows from financing activities:
Net proceeds from issuance of equity	4,252,377	--
Net proceeds from (payments of) lines of credit	(4,299,774)	1,195,438
Payable to shareholder	1,626,441	--
Net cash provided by (used in) financing activities	1,597,044	1,195,438

Foreign exchange effect	(1,904,051)	115,193
Net increase in cash and cash equivalents	545,846	1,290,908

Cash and cash equivalents at beginning of the period	57,159	987,417
Cash and cash equivalents at end of the period	$603,005	$2,278,325

Supplemental disclosures of cash flow information:
Interest paid	$365,827	$456,580
Income taxes paid	$--	$236,543
Supplemental schedule of investing and financing activities:
Assets acquired through issuance of shares:
Cash	$813,002
Prepaid expenses	180,546
Other assets	50,669
Property, plant and equipment	6,876
Accounts payable and other liabilities	(160,736)
Net assets acquired	$890,357

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

Hellenic Solutions Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

On February 1, 2010, the Company agreed to redeem 450,000 of the Company’s Series A Preference Shares for $3.00 per share, or $1,350,000 in Cash.  The Company also agreed to convert 175,001 of its Series A Preference Shares for 194,374 of the Company’s Ordinary Shares.  As a result of these transactions, Access America Fund, LP, holder of all outstanding Series A Preference Shares as of February 1, 2010, agreed to cancel the remaining 350,000 Series A Preference Shares of the Company, resulting in no outstanding Series A Preference Shares.

On February 10, 2010, the Company sold in an initial closing of a private offering (the “Offering”), 1,666,667 Ordinary Shares and 1,666,667 warrants with a strike price of $3.00 per share for aggregate gross proceeds of $2,500,000.  On March 30, 2010, the Company completed its private offering through the issuance of an additional 1,333,334 and 1,333,334 warrants with a strike price of $3.00 per share for aggregate gross proceeds of $2,000,000.  There are 21,133,481 shares outstanding after these transactions.

On February 9, 2010 the Company entered into an Acquisition Agreement with Temhka S.A.(“Temhka”), a company organized under the laws of the Hellenic Republic and all the shareholders of Temhka pursuant to which the Company acquired all the issued and outstanding capital stock of Temhka from the Temhka shareholders solely in exchange for 1,623,333 Class B Preference Shares.   Each Series B Preference Share automatically converted into ten Ordinary Shares upon the reverse share split of 5.402 Ordinary Shares to 1 Ordinary Share and increase in the Company’s authorized ordinary shares.  Consequently, the Company acquired 100% of the issued and outstanding capital stock of Temhka, resulting in Temhka becoming a wholly owned subsidiary of the Company.  In conjunction with the acquisition, the Company issued a total of 400,000 ordinary shares for consulting services to a director of the Company and the Chief Executive Officer designate.

On May 14, 2010, the Company amended its Memorandum and Articles of Association to increase its authorized share capital from 78,125,000 Ordinary Shares to 100,000,000 Ordinary Shares.  In addition, our issued and outstanding Ordinary Shares were consolidated on a 1 for 5.402 basis so that each shareholder would receive 1,000 shares for each 5,402 shares previously held.  All share and per share data give effect to this split applied retroactively as if it occurred at the date of inception.  The Company also changed its corporate name to Hellenic Solutions Corporation.  Every 5.402 of our Ordinary Shares was automatically combined into 1 Ordinary Share.

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

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 and 2009 are not indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Amended Form 8-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2010.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  The Company has concentrated its risk for cash by maintaining deposits in foreign bank accounts, which are insured by the Greek Government up to a limit of €100,000 (approximately $131,170 as of June 30, 2010) per account holder, regardless of which bank is the depository. Uninsured bank deposits as of June 30, 2010 and December 31, 2009 were $426,900 and $0, respectively.

Contracts Receivable

Contract receivables are primarily concentrated with private companies located throughout Greece. Credit terms for payment of products and services are extended to customers in the normal course of business and no interest is charged. The Company often accepts various forms of collateral including postdated checks, and can follow the practice of filing statutory liens or stop notices on all construction projects when collection problems are anticipated. The Company uses the allowance method of accounting for losses from uncollectible accounts. Under this method an allowance is provided based upon historical experience and management's evaluation of outstanding contract receivables. Because of the short-term nature of the projects and the frequent collection of collateral in the form of postdated checks from the customer, receivables are rarely deemed uncollectible. During 2009 and 2010, the Company did not designate any receivables as uncollectible.  During 2010, there were two (2) customers that created accounts receivables of more than 10% of the Company’s total receivables as of June 30, 2010.

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

Foreign currency translation and other comprehensive income

The Company’s principal country of operations is Greece.  The financial position and results of operations of the Company are primarily determined using the Euro as the functional currency.  The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period.  Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date.  The equity denominated in the foreign currency is translated at the historical rate of exchange at the time of capital contribution.  Because cash flows are translated at the average rate, amounts related to assets and liabilities on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders’ equity as “Accumulated other comprehensive income.”

The value of the Euro against the U.S. Dollar and other currencies will fluctuate and is affected by, among other things, changes in European political and economic conditions.  Any significant revaluation of the Euro compared to the U.S. Dollar may materially affect the Company’s financial condition in terms of reporting in U.S. Dollars.

Property, Plant and Equipment

Property, plant and equipment is stated at cost.  Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally ten to thirty years.  Maintenance and repairs are charged to expense as incurred.

Deferred Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates.

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

Level 3—unobservable inputs.

As of June 30, 2010 and December 31, 2009, the Company’s book value of its financial assets and liabilities approximated fair value due to the current nature of these assets and liabilities.

NOTE 3 – Contract Receivables

Contract receivables are summarized as follows:

June 30, 2010

Completed Contracts	$--
Contracts in Progress	5,939,818
Total	$5,939,818

Collateralized receivables are receivables from customers in which payment has already been secured through the issuance of a post dated check by the customer that is held by the Company until the work has been completed and payment agreed to.  These checks are either held in banks or by the Company directly.  The amount of receivables above that were collateralized at June 30, 2010 was $6,065,597.

NOTE 4 – Costs in excess of billings / billings in excess of costs

June 30 , 2010

Costs incurred on uncompleted contracts	$29,233,053
Estimated earnings	5,318,126
Total	34,551,179
Less: Billings to date	--
Total	$34,551,179
Included in balance sheet under following captions:
Costs and estimated earnings in excess of billings	$31,954,893
Billings in excess of costs and estimated earnings	--
Total	$31,954,893

At December 31, 2009, the Company had billed all of its costs and estimated earnings that it had calculated based on the percentage of completion method.  The Company has not billed for the six months ended June 30, 2010.  Costs and estimated earnings in excess of billings on the balance sheet also reflect activity prior to the Company’s acquisition at February 9, 2010.

NOTE 5 – Lines of Credit

All loans, although in the names of the Company, are guaranteed by the checks issued by the client and / or its principal shareholder or owner.  Each line is used for general project purposes.  Amounts in the credit lines are due upon completion of the corresponding project and payment from the client.  The loans are set forth below:

Bank	Interest Rate	June 30, 2010

PROBANK	8.50%	$ 596,348

ALPHA BANK	8.50%	738,092

ALPHA BANK	8.50%	1,059,698

NATIONAL BANK OF GREECE	8.50%	55,976

PANELLINIA BANK	8.60%	3,170,872

HELLENIC BANK	11.30%	734,368

MILLENIUM BANK	8.10%	701,037

Total		$ 7,056,391

The Company utilizes post-dated checks received from customers as collateral for these credit lines.  The Banks have historically lent 70%-90% of the face value of these post-dated checks to the Company through these credit lines.  As of June 30, 2010, the value of collateral held by the banks was $6,065,597. The Company is currently evaluating its lines of credit due to the reorganization.  The loans are evaluated on a semi-annual basis by the banks and are renewed if necessary.  Each loan is associated with a specific project and is paid when the project is completed and the receivables have been settled.

NOTE 6 - Income Taxes and Deferred Tax Asset/Liability

Hellenic Solutions Corporation was registered as an Exempted Company in the Cayman Islands, and therefore, is not subject to Cayman Island income taxes for 20 years from the Date of Inception.  While the Company has no intention of conducting any business activities in the United States, the Company would be subject to United States income taxes based on such activities that would occur in the United States.  The Company’s wholly owned subsidiaries, Aegean Earth S.A. and Temhka S.A. are subject to income and other taxes in Greece.  The statutory corporate income tax rate in Greece is 25%.  During 2009, the Company was organized under different tax structures, which resulted in tax rates ranging from 10%-40% rather than the 25% shown today.

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The provision for taxes on net income consists of the following:

	June 30, 2010	June 30, 2009
Current	$ --	$ 177,481
Deferred	1,171,762	380,570
Total	$ 1,171,762	$ 558,051

Current taxes in Greece are calculated based upon revenues that are billed during a period, not on revenues recognized through the percentage of completion method.  As the Company has not had any billings to date as of June 30, 2010, all income taxes are classified as deferred for the six month period ending June 30, 2010

NOTE 7 - Concentrations

Customers

The following table shows contract revenues generated by the Company’s customers that accounted for more than 10% of revenues for a particular year:

Amounts in USD	June 30 , 2010
	Revenues	% of Revenues
ANAPAROGOGIKI IPEIROU SA	$ 7,249,262	20.98%
ATI S.A.	$ 7,354,574	21.30%

Most, if not all, of the Company’s customers rely heavily on the EU Grant program as a significant amount of their financing for the projects undertaken by the Company in any given year.  In 2010 and 2009, all of the Company’s customers received grant assistance from the EU for up to 50% of the project’s cost.  Also, all of the Company’s customers to date have been located in Greece.

Political and economic risk

The Greek economy has been characterized by heavy government spending, a bloated public sector, rigid labor rules and an overly generous pension system. Efforts by the government to effect structural reforms have often faced opposition from Greece’s powerful labor unions and the general public, but recent austerity measures have attempted to correct many of these problems. Greece is a major beneficiary of European Union aid and any reduction in such aid could adversely affect its economy. The member states of the European Union and the Monetary Union of the European Union are heavily dependent on each other economically and politically.

NOTE 8 – Payable to Shareholder

During May and June, the Company was advanced $1,626,441 in funds from its largest shareholder to pay certain suppliers.  This advance is non interest bearing and payable upon demand.

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

Overview

We are a holding company whose primary business operations are conducted through our direct, wholly owned subsidiary Temhka S.A.

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

We intend to focus our resources primarily on growing the businesses of Temhka S.A. In addition, we intend, subject to among other factors available financing, to pursue the next phase of our business plan, which is, among other things, to effectuate a consolidation and a roll-up over the next years of companies in key areas of production of agricultural products that are unique to Greece.

The acquisition of Temhka S.A. was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Temhka, S.A. will be treated as the continuing entity for accounting purposes.

Plan of Operation

During the next 12 months, we currently intend to focus on the development and integration of Temhka S.A.’s businesses in Greece.  We estimate that our total anticipated general and administrative and other fixed costs for the next twelve months will be approximately $2,000,000, with other costs varying with the number of projects underway.  We expect that such estimated costs will increase depending on the size and number of projects that we undertake.  We anticipate utilizing project financing or deposit payments to fund the construction and development of the projects we undertake to the extent possible to mitigate the additional operating costs of undertaking construction and development projects.  We also expect to utilize financing, either the sale of debt or equity securities, to fund any acquisitions of construction companies that we undertake.

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

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 and 2009 are not indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Amended Form 8-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2010.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  The Company has concentrated its risk for cash by maintaining deposits in foreign bank accounts, which are insured by the Greek Government up to a limit of €100,000 (approximately $131,170 as of June 30, 2010) per account holder, regardless of which bank is the depository. Uninsured bank deposits as of June 30, 2010 and December 31, 2009 were $426,900 and $0, respectively.

Contracts Receivable

Contract receivables are primarily concentrated with private companies located throughout Greece. Credit terms for payment of products and services are extended to customers in the normal course of business and no interest is charged. The Company often accepts various forms of collateral including postdated checks, and can follow the practice of filing statutory liens or stop notices on all construction projects when collection problems are anticipated. The Company uses the allowance method of accounting for losses from uncollectible accounts. Under this method an allowance is provided based upon historical experience and management's evaluation of outstanding contract receivables. Because of the short-term nature of the projects and the frequent collection of collateral in the form of postdated checks from the customer, receivables are rarely deemed uncollectible. During 2009 and 2010, the Company did not designate any receivables as uncollectible.  During 2010, there were two (2) customers that created accounts receivables of more than 10% of the Company’s total receivables as of June 30, 2010.

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

Foreign currency translation and other comprehensive income

The Company’s principal country of operations is Greece.  The financial position and results of operations of the Company are primarily determined using the Euro as the functional currency.  The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period.  Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date.  The equity denominated in the foreign currency is translated at the historical rate of exchange at the time of capital contribution.  Because cash flows are translated at the average rate, amounts related to assets and liabilities on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders’ equity as “Accumulated other comprehensive income.”

The value of the Euro against the U.S. Dollar and other currencies will fluctuate and is affected by, among other things, changes in European political and economic conditions.  Any significant revaluation of the Euro compared to the U.S. Dollar may materially affect the Company’s financial condition in terms of reporting in U.S. Dollars.

Property, Plant and Equipment

Property, plant and equipment is stated at cost.  Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally ten to thirty years.  Maintenance and repairs are charged to expense as incurred.

Deferred Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates.

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

Level 3—unobservable inputs.

As of June 30, 2010 and December 31, 2009, the Company’s book value of its financial assets and liabilities approximated fair value due to the current nature of these assets and liabilities.

Results of Operations

Comparison of the six months ended June 30, 2010 and 2009

Revenues.  For the six months ended June 30, 2010, we had revenues of $34,551,179 compared to $19,739,977 for the six months ended June 30, 2009, an increase of $14,811,202, or 75.0%.  Revenues increased primarily from the increase in availability of grant money from the European Union for our clients, which caused an increase in demand for new facilities.

Cost of sales.  Costs of sales increased $12,553,040, or 75.3%, to $29,233,053 in for the six months ended June 30, 2010, compared to $16,680,013 for the same period in 2009.  This increase was caused primarily by the increase in revenues.

Gross profit and gross margin.  Our gross profit was $5,318,126 for the six months ended June 30, 2010 as compared to $3,059,964 for the six months ended June 30, 2009, representing gross margins of 15.4% and 15.5%, respectively.  The decrease in gross margin percentage was attributable primarily to an increase in cost of materials.

Selling, general and administrative expenses.  Operating and other expenses increased $327,488, or 394.4% from $83,028 for the six months ended June 30, 2009 to $410,516 for the six months ended June 30, 2010.  This increase was primarily caused by the additional activity from increased revenues and the costs associated with being a publicly reporting company.

Net income.  Net income increased $1,764,054, or 107.4% from $1,643,342 for the six months ended June 30, 2009 to $3,407,285 for the six months ended June 30, 2010.  This increase was primarily caused by the growth in revenues.

Comparison of the three months ended June 30, 2010 and 2009

Revenues.  For the three months ended June 30, 2010, we had revenues of $17,184,565 compared to $11,681,194 for the three months ended June 30, 2009, an increase of $5,503,371, or 47.1%.  Revenues increased primarily from the increase in availability of grant money from the European Union for our clients, which caused an increase in demand for new facilities.

Cost of sales.  Costs of sales increased $4,618,595, or 46.5%, to $14,558,265 in for the three months ended June 30, 2010, compared to $9,939,670 for the same period in 2009.  This increase was caused primarily by the increase in revenues.

Gross profit and gross margin.  Our gross profit was $2,626,300 for the three months ended June 30, 2010 as compared to $1,741,524 for the three months ended June 30, 2009, representing gross margins of 15.3% and 14.9%, respectively.

Selling, general and administrative expenses.  Operating and other expenses increased $259,353, from $21,225 for the three months ended June 30, 2009 to $280,578 for the three months ended June 30, 2010.  This increase was primarily caused by the additional activity from increased revenues and the costs associated with being a publicly reporting company.

Net income.  Net income increased $933,846, or 135,8% from $687,610 for the quarter ended June 30, 2009 to $1,621,656 for the quarter ended June 30, 2010.  This increase was primarily caused by the growth in revenues.

Liquidity and Capital Resources

As of June 30, 2010, we had working capital of $13.3 million and a cash balance of $600,000.  Our primary uses of cash are to fund ongoing projects, employee compensation, and other general and administrative expenses.  We believe that we will be able to fund general operating expenses, but will need continued financing through bank lines and other means to continue the growth of operations.  No assurances can be given, that our business plan will succeed and that we will be not need to seek additional external financing.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no unregistered sales of equity securities since the Company’s Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

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

August 16, 2010