Form 10-Q
period 2010-09-30
Hellenic Solutions Corp
filed 2010-11-23
CIK 1368195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-52136

Hellenic Solutions Corporation

(Exact name of Registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

5, ICHOUS STR. - GALATSI
111 46 ATHENS, GREECE
 (Address of principal executive offices) (Zip Code)

30-210-223-4533
 (Registrant’s telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒      NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES  ☐          NO ☒

At November 22, 2010, there were 21,133,481 shares of the Registrant’s ordinary shares outstanding.

GENERAL INDEX

		Page
		Number
PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4.	CONTROLS AND PROCEDURES	25

PART II.
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	26

ITEM 1A.	RISK FACTORS	26

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	39

ITEM 4.	RESERVED AND REMOVED	39

ITEM 5.	OTHER INFORMATION	39

ITEM 6.	EXHIBITS	40

SIGNATURES		41

PART I  -  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS
Hellenic Solutions Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$172,189	$57,159
Contract receivables	4,900,875	22,548,331
Costs and estimated earnings in excess of billings and uncompleted contracts	51,944,978	—
Prepaid expenses	2,041,550	4,271,458
Total current assets	59,059,592	26,876,948
Property, plant & equipment, net of accumulated depreciation	113,336	27,795
Total assets	$59,172,928	$26,904,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Lines of credit	$7,848,229	$11,356,165
Due to suppliers	26,400,145	7,376,566
Payable to shareholder	4,924,187	—
Taxes payable	1,069,633	—
Accounts payable and accrued liabilities	700,367	129,709

Total current liabilities	40,942,561	18,862,440

LONG TERM LIABILITIES
Deferred taxes	1,347,572	569,674
Other liabilities	—	25,685
Total long term liabilities	1,347,572	595,359

Total liabilities	42,290,133	19,457,799

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preference shares, $0.00064 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.00345728 par value; 100,000,000 shares authorized; 21,133,481 and 17,538,964 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	73,064	60,637
Additional paid in capital	4,299,626	41,696
Accumulated other comprehensive income	(25,461)	125,914
Retained earnings	12,535,566	7,218,697
Total shareholders’ equity	16,882,795	7,446,944
Total liabilities and shareholders’ equity	$59,172,928	$26,904,743
The accompanying footnotes are an integral part of the condensed consolidated financial statements.

Hellenic Solutions Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009

Revenues	$54,224,847	$28,927,013
Cost of sales	(45,657,731)	(24,872,916)
Gross profit	8,567,116	4,054,097

Operating Expenses
Selling, general and administrative expenses	(1,142,917)	(366,530)
Total operating expenses	(1,142,917)	(366,530)

Operating income	7,424,199	3,687,567

Other income (expenses)
Foreign currency translation gain (loss)	36,573	—
Interest and other expense	(389,874)	(685,852)
Total other expenses	(353,301)	(685,852)

Income before income taxes	7,070,898	3,001,715

Provision for income taxes	(1,789,473)	(750,429)

Net income	$5,281,425	$2,251,286

Net income per share – basic and diluted	$0.26	$0.13
Weighted average ordinary shares outstanding – basic and diluted	20,375,390	17,538,964

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

Hellenic Solutions Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009

Revenues	$19,673,668	$9,187,036
Cost of sales	(16,424,678)	(8,192,903)
Gross profit	3,248,990	994,133

Operating Expenses
Selling, general and administrative expenses	(592,739)	(150,224)
Total operating expenses	(592,739)	(150,224)

Operating income	2,656,251	843,909

Other income (expenses)
Foreign currency translation gain	36,570	—
Interest and other expense	(61,319)	(229,184)
Total other expenses	(24,749)	(229,184)

Income before income taxes	2,631,502	614,725

Provision for income taxes	(628,553)	(122,945)

Net income	$2,002,949	$491,780

Net income per share – basic and diluted	$0.09	$0.03
Weighted average ordinary shares outstanding – basic and diluted	21,133,481	17,538,964

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

Hellenic Solutions Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income	$5,281,425	$2,251,286
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	6,400	17,706
Deferred income tax	858,933	750,429
Changes in operating assets and liabilities:
Contracts receivable	17,647,456	21,313,439
Cost and estimated earnings in excess of billing	(51,944,978)	(25,968,943)
Prepaid expenses	3,610,431	—
Other current assets	(1,380,522)	10,122,121
Due to suppliers	19,318,770	(7,642,466)
Accrued liabilities	1,345,099	(1,013,509)
Other liabilities	(25,685)	—
Billings in excess of costs and estimated earnings	—	(405,659)
Net cash used in operating activities	(5,282,671)	(575,596)

Cash flows from investing activities:
(Purchase) Disposition of property, plant, and equipment	(85,541)	—
Net cash provided by (used in) investing activities	(85,541)	—
Cash flows from financing activities:
Net proceeds from issuance of equity	4,270,357	—
Net proceeds from (payments of) lines of credit	(3,507,936)	8,183,794
Loan Repayment	—	(8,557,173)
Payable to shareholder	4,924,187	—
Net cash provided by (used in) financing activities	5,686,608	(373,379)

Foreign exchange effect on cash	(203,366)	(16,637)
Net increase (decrease) in cash and cash equivalents	318,396	(965,612)

Cash and cash equivalents at beginning of the period	57,159	987,417
Cash and cash equivalents at end of the period	$172,189	$21,805

Supplemental disclosures of cash flow information:
Interest paid	$389,874	$685,852
Income taxes paid	$—	$—
Supplemental schedule of investing and financing activities:
Assets acquired through issuance of shares:
Cash	$813,002
Prepaid expenses	180,546
Other assets	50,669
Property, plant and equipment	6,876
Accounts payable and other liabilities	(160,736)
Net assets acquired	$890,357

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

HELLENIC SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 - Organization, Business and Operations

On March 10, 2006, Hellenic Solutions Corporation, formerly Aegean Earth and Marine Corporation (“we”, “us”, “our” or the “Company”), was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business. On February 29, 2008, the Company acquired Aegean Earth S.A., a Greek company formed with the intention of operating in the construction and development sectors in Greece and the surrounding areas.

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

On February 9, 2010, the Company entered into an Acquisition Agreement with Temhka S.A. (“Temhka”), a company organized under the laws of the Hellenic Republic and all the shareholders of Temhka pursuant to which the Company acquired all the issued and outstanding capital stock of Temhka from the Temhka shareholders solely in exchange for 1,623,333 Series B Preference Shares.   Each Series B Preference Share automatically converted into ten ordinary shares upon the reverse share split of 5.402 ordinary shares to 1 Ordinary Share and increase in the Company’s authorized ordinary shares.  Consequently, the Company acquired 100% of the issued and outstanding capital stock of Temhka, resulting in Temhka becoming a wholly owned subsidiary of the Company.  In conjunction with the acquisition, the Company issued a total of 400,000 ordinary shares for consulting services to a director of the Company and the Chief Executive Officer designate.

On February 10, 2010, the Company sold in an initial closing of a private offering (the “Offering”), 1,666,667 ordinary shares and 1,666,667 warrants with a strike price of $3.00 per share for aggregate gross proceeds of $2,500,000.  On March 30, 2010, the Company completed its private offering through the issuance of an additional 1,333,334 ordinary shares and 1,333,334 warrants with a strike price of $3.00 per share for aggregate gross proceeds of $2,000,000.  There were 21,133,481 shares outstanding after these transactions.

On May 14, 2010, the Company amended its Memorandum and Articles of Association to increase its authorized share capital from 78,125,000 ordinary shares to 100,000,000 ordinary shares.  In addition, our issued and outstanding ordinary shares were consolidated on a 1 for 5.402 basis so that each shareholder would receive 1,000 shares for each 5,402 shares previously held.  All share and per share data give effect to this split and the automatic conversion of the Series B Preference Shares as discussed above, applied retroactively as if such split and conversion occurred at the date of inception.  The Company also changed its corporate name to Hellenic Solutions Corporation.  Every 5.402 of our ordinary shares was automatically combined into 1 Ordinary Share.

The acquisition was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Temhka will be treated as the continuing entity for accounting purposes.

With these acquisitions, the Company is an engineering and construction firm that specializes in the design, construction, and outfitting of commercial, agricultural, and industrial facilities in Greece.  The Company provides a turnkey solution for companies that are planning to build new, or upgrade existing, facilities, including the design of the building, assistance in procuring European Union or Greek government grants, when applicable, managing the construction of the buildings, and overseeing the purchase, installation and testing of the installed equipment.  The Company is a consolidated provider of solutions for the agricultural industry, focusing on processing, packaging, and distributing agricultural products and providing turnkey solutions for agricultural facilities.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 and 2009 are not indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2010. The financial statements presented for the current period ended September 30, 2010, are the results of the Company’s subsidiary, Temhka S.A. as provided to the Company and consolidated with the results of the Stavros Mesazos Group of Companies (the predecessor company to Temhka SA).

Principles of Consolidation

The accounts of the Company and its consolidated subsidiaries are included in the condensed consolidated financial statements after elimination of significant inter-company accounts and transactions.

Income Per Ordinary Share

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10 (Prior authoritative literature: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic earnings per ordinary share is based on net income for the relevant period, divided by the weighted average number of ordinary shares outstanding during the period.  Diluted earnings per ordinary share is based on net earnings, divided by the weighted average number of ordinary shares outstanding during the period, including ordinary share equivalents, such as outstanding stock options and beneficial conversion of related party accounts.

Outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net loss per share to the extent such securities are anti-dilutive.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  The Company has minimized its risk for cash by maintaining deposits in bank accounts which are insured by the Greek Government up to a limit of €100,000 (approximately $149,331 as of September 30, 2010) per account holder, regardless of which bank is the depository. Uninsured bank deposits as of September 30, 2010 and December 31, 2009 were $0 and $0, respectively.

Contracts Receivable

Contract receivables are primarily concentrated with private companies located throughout Greece. Credit terms for payment of products and services are extended to clients in the normal course of business and no interest is charged. The Company often accepts various forms of collateral, including postdated checks, and can follow the practice of filing statutory liens or stop notices on all construction projects if collection problems are anticipated. The Company uses the allowance method of accounting for losses from uncollectible accounts. Under this method an allowance is provided based upon historical experience and management's evaluation of outstanding contract receivables. Because of the short-term nature of the projects and the frequent collection of collateral in the form of postdated checks from the clients, receivables are rarely deemed uncollectible. During 2009 and 2010, the Company did not designate any receivables as uncollectible.  During 2010, there were three (3) clients that created accounts receivables of more than 10% of the Company’s total receivables as of September 30, 2010. The three clients, ATI SA, Anaparagogiki Ipeirou SA and SOVIMO HELLAS SA for the nine months ended September 30, 2010 contributed $19.9 million, or 38%, to our accounts receivables.

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

Fair Value of Financial Instruments

United States generally accepted accounting principles (“GAAP”) requires certain financial assets and liabilities to be measured at fair value.  GAAP defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost).  GAAP also provides for a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1:    Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:    Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:    Unobservable inputs that reflect management’s own assumptions

As of September 30, 2010 and December 31, 2009, the Company’s book value of its financial assets and liabilities approximated fair value due to the current nature of these assets and liabilities.

NOTE 3 – Accumulated Other Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income	$2,315,143	$491,780	$5,593,618	$2,401,372
Foreign Currency Translation Adjustment - CTA	(1,691,237)	31,479	(11,466)	125,914
Comprehensive Income	$623,906	$523,259	$5,582,152	$2,527,286

NOTE 4 – Contract Receivables

Contract receivables are summarized as follows:

	September 30, 2010	December 31, 2009

Completed Contracts	$—	303,014
Contracts in Progress	4,900,875	22,245,317
Total	$4,900,875	22,548,331

Contracts receivable are primarily concentrated with private companies located throughout Greece.  Credit terms for payment of products and services are extended to clients in the normal course of business and no interest is charged. Collateralized receivables are receivables from clients in which payment has already been secured through the issuance of a post dated check by the client that is held by the Company until the work has been completed and payment agreed to.  These checks are either held in banks or by the Company directly.  The amount of receivables above that were collateralized at September 30, 2010 was $4,900,875.

NOTE 5 – Costs in excess of billings / billings in excess of costs

At December 31, 2009, the Company had billed all of its costs and estimated earnings that it had calculated based on the percentage of completion method.  The Company has billed the total amount of $4,177,008 for the nine months ended September 30, 2010.  Costs and estimated earnings in excess of billings on the balance sheet also reflect activity prior to the Company’s acquisition at February 9, 2010.

September 30 , 2010

Costs incurred on uncompleted contracts	$45,658,654
Estimated earnings	8,567,288
Total	54,225,942
Less: Billings to date	(4,177,008)
Total	$50,048,934

Included in balance sheet under the following captions:
Costs and estimated earnings in excess of billings	$51,944,978
Billings in excess of costs and estimated earnings	—
Foreign exchange effect	(1,896,044)
Total	$50,048,934

Costs incurred on uncompleted contracts, estimated earnings and billings to date, have been converted using the average of the period exchange rate, EUR/USD 1.3145; whereas the Costs and estimated earnings in excess of billings used the balance sheet exchange rate, EUR/USD 1.3648. As a result, a Foreign exchange effect has been created in the amount of ($1,896,044).

Work is generally billed at 50% completion and 100% completion in order for the customer to submit a request for reimbursement from the EU grant program. Customers can be billed at different time periods upon agreement of the parties.  Upon issuance of the bill the client is subjected to a 23% VAT tax within 45 days of the invoice date. If, for any reason, these invoices are not paid within that time period, the Company is subject to the 23% VAT tax.  In order to minimize payment risk, we invoice our clients when 50% of the project has been completed or upon completion of the project, concurrent with the European Union (“EU”) grant payout. By so doing, the Company minimizes the risk that the client will not pay the VAT tax so that the Company would not be subject to VAT tax on uncollected amounts.

During the first six months of 2010 no work was billed to customers. There had been a slow down of progress on work due to the completion of the 3rd CSF grant and the beginning of the 4th CSF grant program and elections at both the EU and Greek levels which slowed the availability of funding for the program.  As a result Management determined that it they would not bill in the first 2 quarters. As of the 3rd quarter funding freed up and management billed $4,177,008 in the quarter.

NOTE 6 – Lines of Credit

All loans are guaranteed by the checks issued by the client and / or its principal shareholder or owner.  Amounts below are shown in dollars, but each loan is denominated in Euros.  Each line is used for general project purposes.  Amounts in the credit lines are due upon completion of the corresponding project and payment from the client.  The loans are set forth below:
Bank	Interest Rate	September 30, 2010

PROBANK	8.50%	$663,279

ALPHA BANK	8.50%	820,918

ALPHA BANK	8.50%	1,178,600

NATIONAL BANK OF GREECE	8.50%	62,257

PANELLINIA BANK	8.60%	3,526,694

HELLENIC BANK	11.30%	816,776

MILLENIUM BANK	8.10%	779,705

Total		$7,848,229

As of September 30, 2010, there were no covenants on the lines of credit. The Company utilizes post-dated checks received from clients as collateral for these credit lines.  The Banks have historically lent 70%-90% of the face value of these post-dated checks to the Company through these credit lines.  As of September 30, 2010, the value of collateral held by the banks was $7,848,229. The Company is currently evaluating its lines of credit due to the reorganization.  The loans are evaluated on a semi-annual basis by the banks and are renewed if necessary.  Each loan is associated with a specific project and is paid when the project is completed and the receivables have been settled. As of September 30, 2010 there was $0 available on the lines of credit.

NOTE 7 - Income Taxes and Deferred Tax Asset/Liability

Hellenic Solutions Corporation was registered as an exempted company in the Cayman Islands, and therefore, is not subject to Cayman Island income taxes for 20 years from the date of inception.  While the Company has no intention of conducting any business activities in the United States, the Company would be subject to United States income taxes based on such activities that would occur in the United States.  The Company’s wholly-owned subsidiaries, Aegean Earth S.A. and Temhka are subject to income and other taxes in Greece.  In July 2010 the statutory corporate income tax rate in Greece decreased from 25% to 24%. The Greek government also announced in September 2010 that the corporate income tax will decrease to 20% before the end of 2010.  Such decrease is not scheduled to officially become effective until November 2010 and accordingly these financial statements reflect the current rate. During 2009, the Company was organized under different tax structures, which resulted in tax rates ranging from 10% - 40% rather than the 24% shown today.

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The provision for taxes on net income consists of the following:

	September 30, 2010		September 30, 2009
	Taxable Income	Tax	Taxable Income	Tax
Current	$4,177,008	$1,002,482	$3,001,715	$600,343
Deferred	2,893,890	786,991	—	—
Total Taxable Income	$7,070,898	$1,789,473	$3,001,715	$600,343

Provision for taxes is based on taxable income from the Company’s wholly-owned subsidiary Temhka, and not on income from the Company’s consolidated income statement.

Deferred taxes as of September 30, 2010 were primarily due to the requirement to use the completed contract method for calculating current income taxes in Greece.

Current taxes in Greece are calculated based upon revenues that are billed during a period, not on revenues recognized through the percentage of completion method.  The Company has billed to date $4,177,008. Income taxes that are due from the billed amount are classified as current and are calculated at the rate of 24%.

The effective tax rate, based on the Company's actual operating results for the three and nine months ended September 30, 2010 was 25% and 20%, respectively, compared to 23.38% and 20% for the corresponding periods of 2009. The effective tax rate was lower during the three month period ended September 30, 2010 primarily due to a tax decrease of 1% announced by the Greek government in July 2010.

NOTE 8 - Concentrations

Clients

The following table shows contract revenues generated by the Company’s clients that accounted for more than 10% of revenues for a particular year:

	September 30 , 2010		September 30, 2009
Clients	Revenues	% of Revenues	Revenues	% of Revenues
ANAPARAGOGIKI IPEIROU S.A.	$7,182,058	13.24%	--	--
ΑΤΙ S.A.	7,286,394	13.44%	9,457,164	32.69%
SOVIMO HELLAS S.A. (SKONI)	5,424,779	10.00%	3,772,789	13.04%
INDUSTRIAL BUTCHERY OF ACHELOOU S.A.	--	--	3,743,736	12.94%
Total	$19,893,231	36.68%	$16,973,690	58.68%

Most, if not all, of the Company’s clients rely heavily on the EU grant program as a significant amount of their financing for the projects undertaken by the Company in any given year.  In 2010 and 2009, all of the Company’s clients received grant assistance from the EU for up to 50% of the project’s cost.  Also, all of the Company’s clients to date have been located in Greece.

Political and economic risk

The Greek economy has been characterized by heavy government spending, a bloated public sector, rigid labor rules and an overly generous pension system.  Efforts by the government to effect structural reforms have often faced opposition from Greece’s powerful labor unions and the general public.  Public debt, inflation and unemployment have been above the average for EU member states.  Greece is a major beneficiary of EU aid and any reduction in such aid could adversely affect its economy.

Greece is prone to severe earthquakes, which have the potential to disrupt its economy.  Many of these countries are members of the EU and are member states of the EU’s Economic Monetary Union (“EMU”).  The member states of the EU and EMU, including Greece, are heavily dependent on each other economically and politically.

In September 2010, the International Monetary Fund (“IMF”) released its first report on the progress of the Greek government under the accord reached in May 2010 between Greece, the IMF, the EU and the European Central Bank (ECB), referred to as the May Accord.  The report stated that “…the program has made a strong start.  End-June quantitative performance criteria have been met, led by forceful implementation of the fiscal program, and major reforms are ahead of schedule.”  (Source:  IMF Greece First Review dated August 26, 2010).  The report and analysis continued to state that, although a strong start has been made by the Greek government, there remains much to be accomplished to continue to meet the benchmarks as agreed in the May Accord.  The Company continues to monitor these developments and signs of any adverse or positive occurrences.  Although the Company believes that there have been no negative events that have impacted its core business to date, there is no assurance that, despite the assertions and efforts of the Greek government, there will not be any negative events or adverse setbacks in the future.  Should any of these events occur, this could have a material adverse effect on the Company’s revenues and earnings.

NOTE 9 – Payable to Shareholder

During the first nine months in 2010, the Company was advanced $4,924,187 in funds from its largest shareholder to pay certain suppliers.  This advance is non interest bearing and payable upon demand.

NOTE 10 – Currency Translation Adjustments (“CTA”)

The functional currency of Temhka, S.A. is the Euro. For financial reporting purposes, Euro has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing for the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income." Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements for the three months and nine months ended September 30, 2010 and the notes thereto as included in Item 1 of this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements concerning our business, operations, and financial performance and condition.

Certain statements made herein, including statements regarding our projected revenue and earnings levels, cash flow and liquidity, new awards and backlog levels and the implementation of strategic initiatives and organizational changes are forward-looking in nature. Words such as "believes," "expects," "anticipates," "plans" and variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties.  As a result, caution must be exercised in relying on forward-looking statements.  Due to known and unknown risks, our actual results may differ materially from our expectations or projections. Factors potentially contributing to such differences include, among others:

•	our ability to obtain additional capital to pursue our business plan;

•	the continuing availability of EU grant funding;

•	the availability of bank guarantees or loan commitments from commercial lenders to our clients;

•	non-performance of suppliers on their sale commitments and clients on their purchase commitments;

•	adverse conditions in the industries in which our clients operate, including a continuation of the global recession;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	our ability to retain and attract senior management and other key employees;

•	changes in Greek or Cayman Islands tax laws;

•	increased levels of competition;

•	Changes in political, economic or regulatory conditions generally and in the European markets in which we operate; and

•	Other risks, including those described in the “Risk Factors” discussion of this Quarterly Report on Form 10-Q.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

Overview

We are a leading designer, builder, and outfitter of manufacturing facilities, specializing in the agricultural sector in Greece. Our clients utilize European Union, or EU, grants to help pay for these new, expanded or refurbished facilities.  We first prepare a feasibility study and construction plan to be submitted by the client to the applicable Greek governmental ministry for approval, which ministry has been delegated grant approval authority by both the EU and the Greek government.  Following approval by the relevant governmental entity, we design and build the facility to the specifications outlined in the approved grant application.

We provide the following services to our clients:
•	perform engineering and economic feasibility studies;
•	prepare EU grant applications under the Community Support Framework (CSF) guidelines;
•	design building facilities;
•	design production lines and related equipment;
•	specify all facilities and all equipment to be installed in a facility;
•	order all equipment and materials;
•	install or construct all facilities and equipment in conformance with the study, the plans and the specification;
•	test all of the installed equipment in the facility to ensure workmanship according to the plans and specifications; and
•	conduct periodic follow-up inspections to ensure that the facility is performing at optimal conditions

We were incorporated as an exempted company with limited liability in the Cayman Islands on March 10, 2006 for the purpose of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market.  On February 29, 2008, we completed the acquisition of Aegean Earth S.A. pursuant to a share exchange agreement.  Aegean Earth S.A. was organized under the laws of Greece in July 2007 with the objective of becoming engaged in the construction industry in Greece and surrounding Mediterranean countries. Aegean Earth S.A.’s primary business focus is the construction and development of real estate projects, marinas, and other commercial ventures in Greece and other parts of Southern and Eastern Europe, either alone or by forming joint ventures with other companies. Since the acquisition of Aegean Earth S.A., we have entered into negotiations for the construction of a number of construction projects in Greece, but have not commenced any construction projects or entered into any binding agreements to perform a construction project.

In February 2010, we completed the acquisition of Temhka S.A. pursuant to a share exchange agreement.  Temhka S.A.’s primary business focus is the design, construction and outfitting of new factory facilities and the expansion, remodeling, rehabilitation and upgrading of existing facilities for a broad spectrum of businesses primarily in the agriculture industry.  All of Temhka S.A.’s clients utilize EU grants to help pay for these new, expanded or remodeled facilities.  Based on the projects currently under construction, and in our backlog and project pipeline categories, approximately 44% of our expected revenues will come from projects involving the construction of new facilities, while the remaining 56% will come from projects involving the expansion or remodeling of existing facilities.  Mr. Mesazos formed Temhka S.A. as a Société Anonyme in December 2009 in anticipation of our acquisition.  The predecessor companies to Temhka S.A. are referred to as the Mesazos Group of Companies.

In 2009, the Mesazos Group of Companies reported over $37 million in revenue and achieved net income of over $3.7 million.  During the nine months ended September 30, 2010, Temhka S.A. reported $54.2 million of revenues with net income of $5.2 million.  Mr. Mesazos has assembled a highly qualified team of over 44 employees who span the business spectrum from technical engineering to financial executives from Greece and the U.S.

We intend to focus our resources primarily on expanding the businesses of Temhka S.A.  In addition, we intend to accelerate our vertical integration within our business through selective acquisitions and/or partnership arrangements.  We plan to undertake a series of deliberate, non-hostile acquisitions of, or joint venture arrangements with, certain of our suppliers of goods and materials for our projects. .

The acquisition of Temhka S.A. was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Temhka, S.A. will be treated as the continuing entity for accounting purposes.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 and 2009 are not indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2010.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts under the percentage of completion method, the valuation of long-term assets, and income taxes.  Management evaluates all of its estimates and judgments on an on-going basis.

Key Components of Operating Results

Sources of Revenue

We generate our revenue by designing, constructing and outfitting new commercial, agricultural and industrial facilities, and upgrading existing facilities, in Greece on behalf of private sector companies and industry cooperatives.  We also provide our clients with assistance in procuring EU and/or Greek government grants.  Our credit risk with respect to our projects is minimized through our receipt of notes, collateral or liens that are in place until the project has been completed and the final cash payment received.

As a result of the difficult economic conditions in Greece that began in 2008, the Greek financial system is now largely ineffective, and the availability of commercial bank financing has been severely limited.  Since our clients have historically financed from 30% to 50% of the cost of a typical project through commercial bank facilities in Greece, we have had to adjust our business model in some instances to address the lack of availability of commercial financing in order to maintain our historical project flow.  If our clients cannot obtain commercial credit financing or an alternative source of financing, then our clients will not receive the applicable Community Support Framework (“CSF”) approval and the number of projects we can undertake will be reduced.  The continued lack of commercial banking facilities to our clients could have an adverse effect on both our revenues and profitability.

As a result of the timing of the payments for projects from our clients, we use working capital to cover the expenses of the project.  Historically, we have generated working capital by selling equity, borrowing from our founder and borrowing from commercial banks.  Since the financial crisis began in 2008, the availability of commercial bank financing has been severely limited.   If we cannot obtain commercial credit financing, we may not have sufficient working capital to timely construct or complete the projects we undertake including projects on our backlog and pipeline.  Any delay in the completion of our projects will delay payments from our clients.  In addition, if we do not have sufficient working capital, we may not be able to accept certain projects.  We are pursuing alternative commercial bank facilities in order to continue our business model; however there is no such facility in place at this time and the unavailability of such a facility could have an adverse effect on our revenues and profitability.

Cost of Sales

Our cost of sales is derived from the cost of development of each project we undertake. It consists primarily of our direct cost for materials, labor and subcontracting costs, as well as our indirect costs related to equipment rental and repair and insurance.

General and Administrative Expenses

Selling, general and administrative expenses consist primarily of wages and salaries for our executives and administrative personnel, social security contributions, professional fees, rent and other office expenses, local taxes, marketing and hospitality expenses, transportation and travel expenses, and depreciation expense.

Other Expenses

Other expenses consist of only interest expenses paid to banks that provide us with project financing services.

Amendment to Authorized Shares

On May 14, 2010, shareholder resolutions were passed to increase our authorized ordinary share capital from 78,125,000 ordinary shares (with a par value per share of $0.00064) to 100,000,000 ordinary shares (with a par value of $0.00345728 per share) through the consolidation of the 78,125,000 ordinary shares outstanding on May 14, 2010 into 14,462,237 ordinary shares, and the creation of an additional 85,537,763 ordinary shares.  This resulted in every shareholder as of May 14, 2010 receiving one thousand (1,000) ordinary shares for every five thousand four hundred two (5,402) ordinary shares previously held.  This consolidation was treated as a reverse stock split for U.S. GAAP purposes, and all share and per share data is presented in this report as if the division took place as of the date of our inception, March 10, 2006.

Consolidated Results

The following table summarizes the Consolidated Statements of Income (Loss) for the nine months ended September 30:
	Nine Months Ended September 30,
	(Unaudited)
	2010	2009	2010 vs 2009
Revenue	$54,224,847	$28,927,013	87.45%
Cost of Revenue	(45,657,731)	(24,872,916)	83.55%
Gross Profit	$8,567,116	$4,054,097	111.32%
G & A Expenses	(1,142,917)	(366,530)	211.82%
Total G &A Expenses	(1,142,917)	(366,530)	211.82%
Income from Operations	$7,424,199	$3,687,567	101.33%
Currency Translation Gain	36,573	—	—
Interest Expense, net	(389,874)	(685,852)	(48.49)%
Income before income taxes	$7,070,898	$3,001,715	135.56%
Income Tax	(1,789,473)	(750,429)	138.46%
Net Income	$5,281,425	$2,251,286	134.60%

Revenues.  For the nine months ended September 30, 2010, we had revenues of $54,224,847 compared to $28,927,013 for the nine months ended September 30, 2009, an increase of $ 25,297834, or 87.45%.  Revenues increased primarily from the increased flow of grant money from the EU to our clients beginning at the end of the first quarter of 2010. The availability for EU grant money had temporarily slowed during the last quarter of 2009 as a result of the transition from the 3rd CSF to the 4th CSF and the occurrence of governmental elections at both the EU and Greek levels. Grant money flows returned to prior levels in the first and second quarters of 2010. Our revenues increased because we were able to accelerate certain of those projects in our pipeline that were awaiting EU financing. As a result, we were able to complete more projects in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Additionally, we employed a First In First Out, or FIFO, schedule in order to be equitable to our client base, which we believe further contributes to the ability to continue working with our repeat client group.

Cost of sales.  Costs of sales increased $20,784,815, or 83.55%, to $45,657,731 for the nine months ended September 30, 2010, compared to $24,872,916 for the same period in 2009.  This increase was proportional to the increase in revenues in the first nine months of 2010.

Gross profit and gross margin.  Our gross profit was $8,567,116 for the nine months ended September 30, 2010 as compared to $4,054,097 for the nine months ended September 30, 2009, an increase of 111.32%, representing gross margins of 15.8% and 14.0%, respectively.  Although we anticipate that material costs and labor costs will continue their historical patterns of annual increases, we see an opportunity for cash discounts from quoted prices and standards from both materials and wages and, as a result, we expect our overall costs to decrease in the near term. We intend to take advantage of our cash position in order to achieve discounted prices in both areas. We expect this strategy to be particularly effective in the materials sector. We expect such savings, should they materialize, to increase our gross profit margins and our net profits.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $776,387, or 211.82%, from $366,530 for the nine months ended September 30, 2009 to $1,142,917 for the nine months ended September 30, 2010.  This increase was primarily caused by the additional activity from increased revenues and the added costs associated with being a publicly reporting company for the first nine months of 2010 and the accrual of executive salaries. We anticipate that in 2011, our indirect operating and other administrative costs will increase over those incurred in 2010 because of the increased amount of projects we will be developing., as well as the increased costs associated with public company operations.

Net income.  Net income increased $2,802,005 or 16.68% from $2,401,372 for the nine months ended September 30, 2009 to $5,203,377 for the nine months ended September 30, 2010.  This increase was primarily caused by the growth in revenues.

Comparison of the three months ended September 30, 2010 and 2009

The following table summarizes the Consolidated Statements of Income (Loss) for the three months ended September 30, 2010:

	Three Months Ended September 30, (Unaudited)
	2010	2009	2010 vs 2009
Revenue	$19,673,668	$9,187,036	114.16%
Cost of Revenue	(16,424,678)	(8,192,903)	100.49%
Gross Profit	3,248,990	994,133	226.83%
G & A Expenses	(592,739)	(150,224)	294.57%
Total G &A Expenses	(592,739)	(150,224)	294.57%
Income from Operations	$2,656,251	$843,909	214.76%
Currency Translation Gain	36,570	—	—
Interest Expense, net	(61,319)	(229,184)	-73.24%
Income before income taxes	2,631,502	614,725	328.08%
Income Tax	(628,553)	(122,945)	411.25%
Net Income	$2,002,949	$491,780	291.42%

Revenues.  For the three months ended September 30, 2010, we had revenues of $19,673,668 compared to $9,187,036 for the three months ended September 30, 2009, an increase of $10,486,632, or 114.15%.  Revenues increased primarily from the increase in availability of grant money from the EU for our clients, which caused an increase in demand for new facilities. For the three month period ended September 30, 2010 EU grant funds have commenced and payments at historical levels have been made to our clients, increasing our revenues collected. This has enabled our project workload to increase, and using the percentage completion method of accounting, our billings have increased proportionately.

Cost of sales.  Costs of sales increased $8,231,775, or 100.47%, to $16,424,678 in for the three months ended September 30, 2010, compared to $8,192,903 for the same period in 2009.  This increase was caused primarily by the increase in revenues.

Gross profit and gross margin.  Our gross profit was $3,248,990 for the three months ended September 30, 2010 as compared to $994,133 for the three months ended September 30, 2009, representing gross margins of 16.51% and 10.82%, respectively.  The increase in gross margins is largely attributable to our ability to reduce costs without reducing revenues proportionally.  We have improved efficiencies that resulted from concentrating our engineering and project management on a smaller number of larger projects. This enabled us to increase revenue streams without adding additional personnel and management costs. Also, as a result of the current economic crisis, supplier discounts have increased, giving us the ability to take advantage of both volume discounts, as in the case of concrete and steel, which are mainstays of our buildings. This also applied to equipment discounts as we were able to pay earlier than is customary and take advantage of not only price discounts but also 30, 60 and 90 day discounts because of our liquidity. As a result overall gross margins increased on a percentage basis.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $442,515, from $150,224 for the three months ended September 30, 2009 to $592,739 for the three months ended September 30, 2010.  This increase was primarily caused by the additional activity from increased revenues and the costs associated with being a publicly reporting company and the accrual of executive salaries.

Net income.  Net income increased $1,433,121, or 291.42% from $491,780 for the quarter ended September 30, 2009 to $1,924,901 for the quarter ended September 30, 2010.  This increase was primarily caused by the growth in revenues.

Liquidity and Capital Resources

As of September 30, 2010, we had working capital of $18.5 million and a cash balance of $172,189.  We estimate that our total anticipated general and administrative and other fixed costs for the next 12 months will be approximately $2,000,000, consisting primarily of increased wages and salaries, social security contributions for newly hired personnel, increased travel costs for site inspections and added costs attributable to our offering of up to $30 million of our ordinary shares pursuant to the Form S-1 filed with the SEC on November 10, 2010. We expect some of the estimated costs will increase or decrease depending on the size and number of projects that we undertake. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital, for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Because we receive payments from the EU that account for approximately 50% of the costs of the average project within 60 days following the completion of two separate milestones (25% of which is paid within 60 days following the date that 50% of the project has been completed, and the balance of which is paid within 60 days following the date that the project is finished), we anticipate that we will need to continue utilizing project financing or deposit payments to fund the construction and development of the projects we undertake to the extent possible to mitigate the additional operating costs of undertaking construction and development projects. We also expect to utilize financing, through the sale of either debt or equity securities to fund any acquisitions of complimentary businesses including supplier or service providers with which we work, to further achieve efficiencies through our vertical integration. Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we do not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Our ability to satisfy our current obligations is dependent upon our cash on hand, borrowings under our lines of credit and the operations of our subsidiaries. Our obligations as of September 30, 2010 consist primarily of our accounts payable to suppliers of approximately $26.4 million, amounts owing under our credit lines of approximately $7.8 million, approximately $4.9 million that is payable to one of our shareholders and social security and tax contributions of approximately $1.7 million. In the event we are not able to generate positive cash flow in the future, or if we incur unanticipated expenses for operations and are unable to acquire additional capital or financing, we will likely have to reassess our strategic direction, make significant changes to our business operations and substantially reduce our expenses until such time as we achieve positive cash flow. The cancellation and/or deferral of a number of projects from our largest clients may have a material impact on our ability to generate sufficient cash flow in future periods.

Net cash provided by (used in) operating activities.

Net cash used in operating activities for the nine months ended September 30, 2010 was $(5,360,719) and net cash used in operating activities for the nine months ended September 30, 2009 was $(592,233).  During the nine months ended September 30, 2010, cash flow  used in operating activities primarily resulted from an increase in our working capital due to an increase in our revenues as a result of the increase of EU grant money available for our clients.

Net cash provided by (used in) investing activities.

Net cash used in investing activities for the nine months ended September 30, 2010 was $(85,841) and net cash provided by investing activities for the nine months ended September 30, 2009 was $0.  During the nine months ended September 30, 2010, net cash used in investing activities consisted primarily of the purchase of machinery, tools and portable hand machines.

Net cash provided by financing activities.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $5,686,608.   Net cash provided by financing activities for the nine months ended September 30, 2009 was $(373,379). During the nine months ended September 30, 2010, net cash provided by financing activities consisted primarily of the issuance of equity shares and financing from one of our shareholders pursuant to the acquisition agreement between ourselves and the shareholders of Temhka S.A.

At September 30, 2010, interest-bearing debt was $7,848,229 drawn under several credit line facilities. At December 31, 2009, interest-bearing debt was $11,356,165, drawn under several credit line facilities. Each credit line facility is used to finance a specific project and will be paid off upon completion of the project.

For the nine months ended September 30, 2010, we did not repay any of our credit facilities, but paid $389,874 in interest and $24,749 for the three month period ended September 30, 2010.  At September 30, 2010, we had no available credit line facilities, and no outstanding letters of credit, within our syndicated credit facilities.  We had no debt covenants at September 30, 2010.

Management estimates that there will be no capital expenditures for the remainder of 2010. We may enter into additional debt/ credit facilities to fund specific projects should the business levels exceed our current capacity.  We expect to finance our capital requirements with cash flow from operations, and additional debt/credit line facilities.

		Payment due by period
Company Debt	Total	2010	2011	2012	2013	2014	Thereafter
Credit Lines	$7,848,229	$-	$7,848,229	$-	$-	$-	$-
Payable to Owner	4,924,187	-	4,924,187	-	-	-	--
Due Suppliers	26,400,145	-	26,400,145	-	-	-	-
Total Company Debt	$39,172,561	$-	$39,172,561	$-	$-	$-	$-

A significant decrease in demand for our services could limit our ability to generate cash flow and affect our profitability. Should the current macro-economic environment further destabilize, we may fail to comply with the interest payments associated with the credit lines mentioned above. As a result, we may seek to amend our existing debt structure.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of other comprehensive loss. During the nine months ended September 2010, functional currency exchange rates for most of our international operations strengthened against the U.S. Dollar, resulting in net unrealized losses of $11,466. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore our exposure to realized exchange gains and losses is considered nominal.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Reverse Stock Split and Name Change

On May 14, 2010, we amended our Memorandum and Articles of Association to increase or authorized share capital from 78,125,000 ordinary shares to 100,000,000 ordinary shares.  In addition, our issued and outstanding ordinary shares were consolidated on a 1 for 5.402 basis so that each shareholder would receive 1,000 shares for each 5,402 shares previously held.  All share and per share data give effect to this split applied retroactively as if it occurred at the date of inception.  We also changed our corporate name to Hellenic Solutions Corporation.

Income Taxes

We were registered as an Exempted Company in the Cayman Islands, and therefore, are not subject to Cayman Island income taxes for 20 years from the Date of Inception.  While we have no intention of conducting any business activities in the United States, we would be subject to United States income taxes based on such activities that would occur in the United States.

Our wholly owned subsidiaries, Aegean Earth S.A. and Temhka S.A. are subject to income and other taxes in Greece.  The statutory income tax rate in Greece is currently 24%.

Business Plan

During the next 12 months, our business will be focused on (1) the development and integration of Temhka S.A.’s businesses in Greece and (2) accelerating our vertical integration within our business through selective acquisitions and/or partnership arrangements.  Since acquiring Temhka S.A., we have focused our efforts on the growth of Temhka S.A. and are using Aegean Earth S.A. as a supporting vehicle for the growth of the company.  We plan to undertake a series of deliberate, non-hostile acquisitions of, or joint venture arrangements with, certain of our suppliers of goods and materials for our projects.  We have not entered into any agreements or letters of intent for such acquisitions or investments.  There is no assurance that we will be successful in this effort or that any such acquisitions, should they occur, will be profitable and not be dilutive to our management and capital resources.  Such dilutive effort, should it occur, could have a material adverse effect on our revenues, profitability and share value.

Share Price

Our ordinary shares are trading on the Over The Counter Bulletin Board. Below are the high and low prices of our shares per quarter:

HELLENIC SOLUTIONS CORPORATION (AEGZF)

	Q1	Q2	Q3
High	—	—	$3.00
Low	—	—	$3.00

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES

We are exposed to foreign currency risk as fluctuations in the U.S. Dollar against the Euro can impact our financial results. Our operations realize foreign currency exchange gains and losses on the U.S. Dollar. Furthermore, we report our results in U.S. Dollars thereby exposing our results of operations to foreign currency fluctuations.

We are exposed to the impact of interest rate changes. Our exposure to changes in interest rates is limited to future borrowings since the existing credit facilities have fixed interest rates.

		Payment due by period
Company Debt	Total	2010	2011	2012	2013	2014	Thereafter
Fixed Rate
Credit Lines	$7,848,229	$-	$7,848,229	$-	$-	$-	$-
Average Fixed Interest Rate	8.86%		8.86%			-	-
Total	$7,848,229	$-	$7,848,229	$-	$-	$-	$-

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of the design, implementation and operation of our “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our CEO and CFO have concluded that our “disclosure controls and procedures” are effective as of September 30, 2010 to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in submissions and filings with the SEC in accordance with the Exchange Act.

Changes in Internal Control over Financial Reporting.  Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter.  Based on that evaluation, our management concluded that there has been no change in our internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We do not have any legal proceedings and claims that have arisen in the ordinary course of our business.

ITEM 1A.	RISK FACTORS.

There have been material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The following section describes material risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our ordinary shares. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2010 and for the three months then ended contained elsewhere in this Form 10-Q.

Risks Related to our Business

We will require additional capital to pursue our business plan.

Our projects begin with a down payment from the client equal to 20% of the total project costs, plus evidence from the client that an additional 30% of the total project costs will be available in the form of bank guarantees or loan commitments from a third party lender.  At such time as this 50% of the project costs has been secured, we then submit the project for EU grant approval. In most cases, we will not receive additional funds from until 60 days after the completion of 50% of the project.  Therefore, we must finance a significant portion of the expenses related to the construction until we receive payments due to us.  We have financed our operations since inception through funds raised in private placements, loans from our founder and internally generated cash flows.  On November 10, 2010, we filed a Registration Statement on Form S-1 under which we intend to offer up to $30 million in shares of our ordinary shares.  The proposed sale of our ordinary shares is referred to herein as the Offering.  The registration statement has not been declared effective by the SEC and our ordinary shares may not be sold nor may offers be accepted prior to the time, if any, that such registration statement becomes effective.  There can be no assurances that the registration statement will become effective or that we will be able to complete the sale of any of the ordinary shares that we intend to offer under such registration statement.

In February 2010, we completed a private placement in connection with our acquisition of Temhka S.A., pursuant to which we received approximately $4.5 million in gross proceeds.  As a condition precedent, prior to the February 2010 closing, the founder of Temhka S.A., Stavros Ch. Mesazos, loaned $4.5 million to us. In addition, our founder has loaned us in excess of $4.9 million from the date that we acquired Temhka S.A. through September 30, 2010, which we intend to repay with the proceeds of the Offering.  We have accumulated $10.6 million in retained earnings as of June 30, 2010.  These amounts were utilized to fund our current operating and capital requirements.  Accordingly, following the Offering, we may need to obtain additional private or public financing to fund our operations, including debt or equity financing, and there can be no assurance that such financing will be available as needed or, if available, on terms favorable to us.  Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility.  There can be no assurance that additional funds will be available when and if needed from any source or, if available, will be available on terms that are acceptable to us.  We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings.  Future financings through equity investments are likely to be dilutive to existing shareholders.  Such additional equity securities may have rights, preferences or privileges that are senior to those of our existing ordinary shares.  The terms of securities we may issue in future capital transactions may be more favorable for our subsequent investors.  Newly issued securities may include preferences, superior voting rights, or may be issued with warrants or other derivative securities, which themselves may have additional dilutive effects.  Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs.  Our ability to obtain needed financing may be impaired by such factors as the capital markets, the lack of a market for our ordinary shares, and our lack of profitability, which could impact the availability or cost of future financings.  If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, we may be required to reduce operations.

Our revenue and profitability are heavily dependent upon the availability of EU grant funding.

Should EU grant funding not become available, it would materially adversely impact our revenue and profitability as such financing is integral to our business model.  The EU program commenced in 1986 and provides to all member states of the EU the ability to obtain financing in the form of grants that require no repayment by the grantee and are added to the capital base of the grantee as the project is completed.  This program, entitled the Community Support Framework, or the CSF, is in its fourth iteration and accordingly is called the 4th CSF.  The 4th CSF continues to commit funds through 2013 and flow funds to projects through 2015.  This program is an integral part of the Growth and Stability program of the EU and the negotiations for the implementation of the 5th CSF are underway between the EU and the 27 member states of the EU.  Any slow down or delay in the implementation of the CSF program by the Greek government would reduce our revenues and profitability.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Understanding the EU Community Support Framework.”

If we are unable to finance our working capital, then our revenue and income may be reduced.

Due to the timing of the payments for projects from our customers, we must use working capital to cover the expenses of the project.  Historically, we have generated working capital by selling equity, borrowing from our founder and borrowing from commercial banks.  Since the financial crisis began in 2008, the availability of commercial bank financing has been severely limited.   If we cannot obtain commercial credit financing, we may not have sufficient working capital to timely construct or complete the projects we undertake including projects in our backlog and pipeline.  Any delay in the completion of our projects will delay payments from our customers.  In addition, if we do not have sufficient working capital, we may not be able to accept new projects.  We are pursuing alternative commercial bank facilities and are considering pursuing other financing arrangements in order to continue our business model; however, there is no such facility in place at this time and the unavailability of such a facility could have an adverse effect on our revenues and profits.

If our customers are unable to obtain adequate financing for their projects, then our revenue and income may be reduced.

Our customers are required to finance, or arrange third party financing, for up to approximately 50% of the project costs.  Historically, this portion of the project costs has been financed by commercial bank loans. As a result of the financial crisis that began in 2008, the Greek financial system has been largely ineffective.  The availability of commercial bank financing has been an integral part of our business model and the elimination of such financial support would damage our business.   If our clients cannot obtain commercial credit financing or an alternative source of financing, then our clients will not receive the applicable CSF approval and the number of projects we can undertake will be reduced.  The continued lack of commercial banking facilities to our clients could have an adverse effect on both our revenues and profitability.

We may not be able to effectively control and manage our growth and a failure to do so could adversely affect our operations and financial conditions.

Our revenue increased from $19.7 million for the six months ended June 30, 2009, to $34.5 million during the six months ended June 30, 2010.  For the three months ended June 30, 2010, revenues totaled $17.2 million compared to $11.7 million for the three months ended June 30, 2009, an increase of approximately $5.5 million, or 47%.  If we continue to experience an increase in demand for our services, we will need to expand our capabilities in order to meet these demands.  We may face challenges in managing and financing the acquisition of additional companies to facilitate the planned vertical integration of our operations.  This could put increased demands on our management team and may require us to hire additional executives to manage this growth.  Our failure to address these increased demands could interrupt, delay or adversely affect our operations and cause construction backlogs, extend project completion times and contribute to added administrative inefficiencies.

Other challenges relating to the expansion and operation of our business include:

•	unanticipated costs;

•	diversion of management’s attention from other business concerns;
•	potential adverse effects on existing business relationships with clients and suppliers;
•	obtaining sufficient working capital to support our expansion program;
•	maintaining the high quality of our workmanship;
•	completing projects on time;
•	completing projects within budgets;
•	maintaining our profit margins at projected levels;
•	maintaining adequate controls over expenses and accounting systems;
•	successfully integrating acquisitions into our corporate structure and operations;
•
anticipating and adapting to rules and regulatory changes or modifications that may be promulgated from time to time by the EU or the Hellenic Republic, sometimes referred to as Greece in this report, as such changes or modifications may affect our operations; and

•	being cognizant of any competitive entrants into our market and maintaining our exclusive position as the sole provider in Greece to provide the range of services we provide to our clients.

Even if we maintain our market share, and are able to increase our sales and/or access additional sources of funds, there may be a delay between the time that costs and expenses are incurred and the time when we recognize the benefits of such increased sales and/or access to other funds, which could also affect our cash flow, profitability and earnings.

We have a limited number of clients and the loss of one or more of these clients, or the cancellation of all or a portion of projects currently underway, could adversely affect our revenue and profitability.

We currently have approximately €388 million (or $$543.2 million) of projects in our backlog and project pipeline from 69 clients.  Of these clients, 46 are repeat clients and 23 are new clients.  Of the current projects under construction, two of these projects would account for over €34.6 million (or $$48.44 million) of our future revenues.  We do not anticipate that our dependence on a limited number of clients will continue in the future.  However, if we are unable to decrease our dependence on a limited number of clients, such a concentration of our business could result in a decrease in our revenue or profit should any of these clients suffer adverse financial setbacks that might impact their ability to commence or finalize a project.  Any of our client companies could suffer financial setbacks either resulting from or causing a loss of their respective market share.  The reduction in revenue and profit from our clients could also have an adverse effect on our business in the form of reducing our revenues and reducing our profits.

Additionally, one or more of our clients could cancel all or a portion of a project that is currently underway, which could have an adverse effect on our business in the form of reducing our revenues and our profits.  We base our planned operating expenses in part on our expectations of future revenue, and as a result, a significant portion of our expenses will be fixed in the short term.  If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would have a material adverse effect on our operating results for that quarter.

Our backlog and project pipeline are subject to reduction and cancellation.

Backlog represents services that our clients have committed by contract to purchase from us, and for which full funding approval has been received from both the EU and a commercial banking source, typically a bank located in Greece.  Additionally, our project pipeline represents services that our clients have committed by contract to purchase from us, but for which final financing approval is being sought or is pending from either or both the EU or a commercial banking source.  As of October 15, 2010, our backlog was approximately €105.6 million (or $$147.84 million), and our project pipeline was approximately €175.7 million (or $245.98 million). Our backlog and project pipeline are subject to fluctuations as a result of project cancellations or an inability to obtain full governmental approval, and are not necessarily indicative of future sales. Moreover, cancellations of services or reductions of the types of services being purchased in existing contracts could substantially and materially reduce our backlog and/or project pipeline and, consequently, future revenues. Our failure to replace canceled or reduced backlog and project pipeline could result in lower revenues.

We have a small number of key suppliers for services, equipment and material for our clients’ projects which could delay our completion of products and increase our expenses.

We currently have approximately 65 suppliers of services, goods and materials for our clients’ projects.  These services, goods and materials range from external economic consultants that advise us on our EU grant submittals, to architects and engineers that supplement our professional staff with specialty expertise on equipment design and manufacturing for the specialized packaging and processing equipment that we design to fit our clients’ requirements and specification.  Of these suppliers and consultants, 13 accounted for over €34 million (or $47.6 million) of billings in the past year.  A financial setback or reversal to any of our consultants or suppliers of materials or technology could have a material adverse effect upon our revenues and profits.  Delays due to financial problems, the global economic crisis, or as a result of shortages of supply or personnel of our key suppliers could materially adversely impact our business and profitability.

Our future success depends on retaining our existing key employees and the loss of any of them could adversely affect our future operations.

Our future success depends to a significant degree on the continued service of our executive officers and other key employees, particularly Stavros Ch. Mesazos, our Chief Operating Officer and Executive Chairman, and Dimitrios K. Vassilikos, our Chief Executive Officer.  Messrs. Mesazos and Vassilikos have experience in, and knowledge of, the construction and agricultural processing industry in Greece and the loss of either or both of these individual’s services could have a material adverse impact on our ability to compete in the industry in Greece.  Further, while we have entered into employment contracts with each of Messrs. Mesazos and Vassilikos, no assurances can be given that we will be able to employ and/or keep Messrs. Mesazos and Vassilikos, or any of our other key employees.  The loss of the services of any of our executive officers, or other key employees, could make it more difficult to successfully operate our business and pursue our growth strategy, which could have a material adverse effect on our results of operations.  In addition, we do not currently have key person insurance on any of our employees.

Our operating results may fluctuate considerably on a quarterly basis.  These fluctuations could have an adverse effect on the price of our ordinary shares.

Our results of operations have fluctuated in the past, and may continue to fluctuate, significantly on a quarterly basis as a result of a number of factors, many of which are beyond our control. Although many companies may encounter fluctuations in their results of operations, these fluctuations are particularly relevant to us as a result of our historical and current reliance on a limited number of customers, the availability of EU grants and commercial financing in order to fund our projects, our relatively small size and the dynamics of operating a business in Greece. Factors that could cause our results of operations to fluctuate include, among others:

•	seasonal or periodic fluctuations in our clients’ businesses, which could cause the timing of their engagement of our services to fluctuate;
•	the average prices for our services, which are impacted by fluctuations in the raw materials, such as cement and steel, and equipment we use in the planning and construction of facilities;
•	delivery delays, price fluctuations and shortages with respect to raw materials that we acquire from suppliers and outsourced manufacturers;
•	the rate and cost at which we are able to expand our internal project development capacity to meet client demand and the timeliness and success of these expansion efforts;
•	the loss of one or more key customers or the significant reduction or postponement of projects from these clients;
•	unplanned expenses incurred to address contingencies such as manufacturing failures, defects or downtime;
•	costs relating to acquisitions and investments;
•	the effects of the global economic downturn, and in Greece in particular, which has led to decreases in demand for our services and which could continue or increase in severity;
•	geopolitical turmoil within Greece or the EU;
•	foreign currency fluctuations, particularly fluctuations in the exchange rates of the Euro and U.S. dollar;
•	our success in maintaining, establishing and expanding customer relationships;

•	our ability to successfully develop, introduce and sell new or enhanced services in a timely manner, and the amount and timing of related research and development costs;
•	the timing of new product or technology announcements; and
•	introductions by our competitors and other developments in our competitive environment.

You should not rely on our results from any quarter as an indication of future performance. Quarterly variations in our operations could result in significant volatility in the market for our ordinary shares.
Furthermore, the occurrence of any of the risks described above could result in long-term harm to our business, financial condition and operating results, especially if it continues for a period of time or is not mitigated in subsequent periods.

Since competition for highly skilled employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our business and our expected growth.

As a result of the specialized and technical nature of our business, our future performance is largely dependent on the continued service of, and on our ability to attract and retain, qualified engineers, economists and technical personnel. Approximately 73% of our employees are economists, engineers or technicians, who have specialized experience and education. We compete with competitors and other employers for these qualified and experienced economists, engineers and technology professionals. Without sufficient numbers of skilled employees, our operations would suffer from, among other things, deteriorating production standards and decreasing capacity utilization. Competition for such skilled personnel is intense, and replacing qualified employees is difficult. In order to effectively hire and retain a sufficient number of employees with the skills, experience and education that we require to operate and expand our business, we may be required to offer higher compensation and other benefits, which could materially and adversely affect our business, financial condition and results of operations. If we are unable to attract, retain and motivate our economists, engineers and technical personnel, our business and prospects could be materially and adversely affected. Furthermore, we may not be able to hire sufficient numbers of skilled and experienced employees to replace those who leave, and we may be unable to redeploy and retrain our professionals to keep pace with continuing changes in technology, evolving standards and changing customer demands, which could adversely affect our business and prospects.

Since we report on a percentage completion method of accounting under U.S. GAAP, our quarterly operating results may vary from the actual payment stream we receive from the EU, the commercial banks and our clients.

Our clients, on average, pay 20% of the project cost from their own funds and an additional 30% of the project cost from either their own funds or commercial bank financing, or a combination thereof.  The EU pays the balance of the project costs through a grant, which is typically 50%, upon completion of 50% and 100% of the work.  The client pays 20% of the project cost upfront, and must demonstrate to us and the Greek governmental ministry through either a bank loan commitment or guarantee, or other evidence that the client will be able to pay the other 30%, before the project can be submitted to the relevant governmental ministry for approval.  After the initial 20% up-front payment, the remaining 80% of costs (consisting of funds from both the EU and the client) are paid to us in two installments, half of which is paid approximately 60 days after 50% of the work on the project has been completed and the remaining half of which is paid approximately 60 days after the completion of the project.  The EU does not pay any amounts upfront.  Our reporting periods for revenue and expenses and the resultant gross profit and net profits for the period are accounted for under the percentage completion method of accounting and may vary from the actual income received during the period.  Under the percentage completion method, the accounting is calculated on expenses incurred during the time period, and as a result, expenses may exceed actual revenue generated, and would be reflected in our financial statements as “Expenses in Excess of Billings.”  Conversely, it is possible, though unlikely, that our revenue could exceed expenses incurred and would therefore be reflected in our financial statements as “Billings in Excess of Expenses.”

Concerns over food safety and public health may affect our operations by causing our clients to experience increased costs for producing their food products.

Although we stringently monitor all events concerning food and food production in the European markets, our clients may experience some public scrutiny and oversight from relevant EU agencies concerning food production and packaging, which could increase their costs, or conversely, reduce their earnings, and reduce their ability to retain our services.  An example was the 2009 occurrence of swine flu.  Although neither we nor any of our clients were affected, we nevertheless continued to monitor these issues closely in order to intervene if necessary.  There is no assurance that such monitoring or counteraction, if it occurred in the future, would be effective.  If such actions by us or our clients were not effective, our revenues and earnings could be negatively impacted.

We may be subject to construction defect and product liability claims that could adversely affect our operations.

The construction business is subject to construction defect and product liability claims which are common in the construction industry and can be costly.  Among the claims for which developers and builders have financial exposure are property damage and related bodily injury claims.  Damages awarded under these suits may include the costs of remediation, loss of property, and bodily injuries.  In response to increased litigation, insurance underwriters have attempted to limit their risk by excluding coverage for certain claims associated with pollution and product and workmanship defects.  We may be at risk of loss for bodily injury and property damage claims in amounts that exceed available limits on our comprehensive general liability policies.  In addition, the costs of insuring against construction defect and product liability claims, if applicable, are high and the amount of coverage offered by insurance companies is limited.  There can be no assurance that we will be able to continue to obtain insurance with respect to such claims, or that the coverage will not be restricted and become more costly.  If we are not able to obtain adequate insurance, we may experience losses that could have a material adverse effect on our results of operations and financial condition.

We may be subject to warranty claims for workmanship claims over an extended period of time.

We may be required from time to time to repair buildings and equipment lines which we constructed entirely or in part.  Historically, we conduct routine inspections of finished projects and the operational equipment.  Although this has typically not been a part of our contractual agreements beyond a one (1) year period, we nonetheless periodically perform such inspections for a longer period of time, up to three or more years following the completion of a project in many cases.  We cannot guarantee that, in the future, circumstances or incidents will not occur that will require us to extend such warranty periods as it pertains to our workmanship.  We also cannot be assured that governmental rules and regulations may not require extended periods of warranty to our workmanship.  In the event we experience such extensions of warranty periods, our business operations and financial condition could be materially adversely affected if significant repairs are required.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience under the guidelines of the SEC, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act, or Sarbanes-Oxley.  Aside from our Chief Executive Officer, Dimitrios K. Vassilikos, our senior management does not have experience operating in a publicly traded company environment.  Mr. Vassilikos has had no experience with a company such as ours which is a fully reporting company under the rules and regulations of the SEC.  Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  Our senior management may be unable to implement programs and policies in an effective and timely manner that adequately respond to the increased legal, regulatory and reporting requirements associated with being a publicly traded company.  Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties, distract our management from attending to the administration and growth of our business, result in a loss of investor confidence in our financial reports and have an adverse effect on our business and stock price.

As a public company, we are obligated to maintain effective internal controls over financial reporting.  Our internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, decrease the value of our ordinary shares.

Although Greece has a full operating stock exchange, the Athens Exchange, it has not adopted management and financial reporting concepts and practices similar to those in the U.S.  Consequently, we may have difficulty in hiring and retaining a sufficient number of qualified finance and management employees to work for us in Greece.  If this were to occur, we may experience difficulty in establishing and maintaining accounting and financial controls, collecting financial data, budgeting, managing our funds and preparing financial statements, books of account and corporate records and instituting business practices that meet investors’ expectations in the U.S.

Rules adopted by the SEC, pursuant to Section 404 of Sarbanes-Oxley, require annual assessment of our internal controls over financial reporting.  The standards that must be met for management to assess the internal controls over financial reporting as effective are complex and require significant documentation, testing and possible remediation to meet the detailed standards.  This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting.  The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 is costly and challenging.  We may not be able to complete our evaluation, testing and any required remediation in a timely fashion.  During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.  If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could harm our business and cause the price of our ordinary shares to decline.

In connection with the audit of the financial statements for the Mesazos Group of Companies (the predecessors to Temhka S.A.) for the fiscal years ended December 31, 2009 and 2008, the auditors identified significant deficiencies in Temhka S.A.’s internal control over financial reporting, but these deficiencies did not rise to the level of a material weakness.  Additionally, we identified a material weakness in our internal control over financial reporting as of December 31, 2009, and concluded that our disclosure controls and procedures were ineffective as of March 31, 2010, and June 30, 2010.  Management concluded that there was a material weakness in our internal controls because there was an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines and to evaluate and properly record certain non-routine and complex transactions.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.  A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.  If we fail to (1) remediate the significant deficiencies identified in Temhka S.A.’s internal control over financial reporting and integrate Temhka S.A.’s internal controls over financial reporting with ours, (2) maintain the adequacy of internal control over our financial reporting with regard to the financial condition and results of operations of Temhka S.A., or (3) remediate the material weakness identified in our internal controls over financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of Sarbanes Oxley, as such standards are modified, supplemented or amended from time to time.  Also, such ineffective controls could impair our ability to report quarterly and annual financial results, or other information required to be disclosed, in a timely and accurate manner and could cause our financial reporting to be unreliable, leading to misinformation being disseminated to the public.

If our costs and demands upon management increase disproportionately to the growth of our business and revenue as a result of complying with the laws and regulations affecting public companies in the U.S., our operating results could be harmed.

As a public company, we will continue to incur significant legal, accounting, investor relations and other expenses, including costs associated with public company reporting requirements.  We also have incurred, and will continue to incur, costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of Sarbanes Oxley, as well as rules implemented by the SEC and the stock exchange on which our ordinary shares are traded.  The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years.  These rules and regulations have increased our legal and financial compliance costs substantially and make some activities more time consuming and costly.  If our costs and demands upon management increase disproportionately to the growth of our business and revenue, our operating results could be harmed.

Our future growth depends in part on our ability to make strategic acquisitions and investments and to establish and maintain strategic relationships.  The failure to do so could have a material adverse effect on our market penetration, revenue growth and prospects.

As part of our plan to sustain and potentially increase business growth, we intend to make strategic acquisitions and investments and to establish and maintain joint ventures and strategic relationships with third parties.  We may engage in such activities to gain expertise in certain production and logistical activities, access to raw materials or equipment and facilities.  In addition, we may enter into strategic relationships with third parties to gain access to capital or funding for research and development programs, and commercialization activities, or to reduce the risk of developing and scaling-up for backlog and project pipeline.

Strategic acquisitions, investments, joint ventures and strategic relationships with third parties that we enter into may not be beneficial for our business.  Furthermore, exploration into these transactions, whether or not actually consummated, could require us to incur significant expenses and could divert significant management time and attention from our existing business operations, which could harm the effective management of our business.  This could have a material adverse effect on our market penetration, revenue growth and results of operations.  In addition, strategic acquisitions, investments and relationships with third parties could subject us to a number of risks, including:

•	our inability to integrate new operations, products, personnel, services or technologies;
•	unforeseen or hidden liabilities, including exposure to lawsuits associated with newly acquired companies;
•	the diversion of resources from our existing businesses;
•	disagreement with joint venture or strategic relationship partners;
•	our inability to generate sufficient revenues to offset the costs and expenses of strategic acquisitions, investments, joint venture formations, or other strategic relationships; and
•	potential loss of, or harm to, employees or customer relationships.

Any one or more of these events could impair our ability to manage our business, result in our failure to derive the intended benefits of the strategic acquisitions, investments, joint ventures or strategic relationships, result in us being unable to recover our investment in such initiatives or otherwise have a material adverse effect on our business, financial condition and results of operations.

Our success depends upon our ability to have projects successfully approved and completed in a timely manner, which involves a high degree of risk.

The construction business is subject to substantial risks, including, but not limited to, the ability to acquire favorable construction projects.  Further, if we continue to be successful in securing favorable construction projects, our ability to successfully complete such construction projects is subject to a number of additional risks, including, but not limited to, availability and timely receipt of zoning and other regulatory approvals, compliance with local laws, availability of, and ability to obtain capital to fund projects, and potential equipment, raw material and labor shortages.  These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent the start or the completion of construction activities once undertaken, any one of which could have a material adverse effect on our financial condition and results of operations.

The construction business is subject to a number of risks outside of our control.

Factors which could adversely affect the construction industry, which are beyond our control, include but are not limited to:

•	the availability and cost of financing for our clients;
•	unfavorable interest rates and increases in inflation;
•	overbuilding or decreases in demand;
•	changes in national, regional and local economic conditions;
•	cost overruns, inclement weather, and labor or material shortages;
•	the impact of present or future environmental legislation, zoning laws and other regulations;
•	availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property;
•	increases in taxes or fees;
•	availability of governmental funding;
•	local laws; and
•	labor problems, work stoppages, strikes and negotiations with unions.

All of the above mentioned risks are mitigated, eliminated or neutralized under our business model.  Prior to commencing construction of any project, we complete a full feasibility study, including economic and market analysis, as well as analysis of local labor and civil restrictions and conditions.  However, there can be no assurances that such risks can continue to be controlled in the future.  In the event that we are unable to control or effectively eliminate these risks, such failure could have a material adverse effect on our revenues and earnings and thusly our share price for our ordinary shares.

Risks Related to Doing Business in Greece

We face the risk that changes in the policies of the Greek government could have a significant impact upon the business we may be able to conduct in Greece and the profitability of such business.

The Greek economy has been characterized by heavy government spending, a bloated public sector, rigid labor rules and an overly generous pension system.  Efforts by the government to effect structural reforms have often faced opposition from Greece’s powerful labor unions and the general public.  Public debt, inflation and unemployment have been above the average for EU member states.  Greece is a major beneficiary of EU aid and any reduction in such aid could adversely affect its economy.

Greece is prone to severe earthquakes, which have the potential to disrupt its economy.  Greece’s economy is dependent on the economies of other European nations.  Many of these countries are members of the EU and are member states of the EU’s Economic Monetary Union, or the EMU.  The member states of the EU and EMU are heavily dependent on each other economically and politically.

We conduct all of our operations and generate our revenue in Greece.  Accordingly, economic, political and legal developments in Greece will significantly affect our business, financial condition, results of operations and prospects.  The Greek economy is being assisted by a financial aid package structured and implemented by the EU, the European Central Bank, or ECB, and the International Monetary Fund, or IMF.  This package contains certain benchmarks and restrictive covenants and places great fiscal responsibility on the Greek government and population.  These programs are expected to transition the Greek economy from instability to stability and growth in the future.  Although this plan and program is uncertain as to timing and outcome, should it not be successful, it could result in a slowing of the economy from its present status.  While we believe that Greece will continue to strengthen its economic standing within the EU and abroad, we cannot assure you that this will be the case.  Our interests may be adversely affected by any changes in policies of the Greek government, including, changes in laws, regulations or their interpretation, increased taxation, or disputes within the EU.  Our revenues and profitability could be materially affected by any of these actions.

In September 2010, the IMF released its first report on the progress of the Greek government under the accord reached in May 2010 between Greece, the IMF, the EU and the ECB, referred to as the May Accord.  The report stated that “…the program has made a strong start.  End-June quantitative performance criteria have been met, led by forceful implementation of the fiscal program, and major reforms are ahead of schedule.”  (Source:  IMF Greece First Review dated August 26, 2010).  The report and analysis continued to state that, although a strong start has been made by the Greek government, there remains much to be accomplished to continue to meet the benchmarks as agreed in the May Accord.  We continue to monitor these developments and signs of any adverse or positive occurrences.  Although there have been no negative events that have impacted our core business to date, there is no assurance that, despite the assertions and efforts of the Greek government, there will not be any negative events or adverse setbacks in the future.  Should any of these events occur, this could have a material adverse effect on our revenues and earnings.

The state of the political and economic environment in Greece significantly affects our performance as well as the market price of our ordinary shares.  Consequently, an economic slowdown, a deterioration of conditions in Greece or other adverse changes affecting the Greek economy or the economies of other member states of the EU could adversely impact our business, financial condition, cash flows and results of operations.  Moreover, the political environment both in Greece and in other countries in which we may elect to operate may be adversely affected by events outside our control, such as changes in government policies, EU directives, political instability or military action affecting Europe and/or other areas abroad and taxation and other political, economic or social developments in or affecting Greece and other EU Union member states.

Economic conditions in Greece have had and may continue to have an adverse effect on our clients and on our business.

Our business is concentrated in Greece.  Greece has been the subject of intense scrutiny by the international financial community since October, 2009.  Recent developments have included a financial aid package engineered by the EU, the IMF and the ECB in May 2010.  This aid package imposes strict controls on the Greek government to, among other things, reduce spending, increase collections and revenues from all forms of taxation, including but not limited to, value added tax, or VAT, personal income tax, corporate income tax, property tax, food tax, fuel tax and taxes on other consumable items.  This coordinated effort between the Greek government and the EU, IMF and ECB has met with some measured success since its implementation.  This success is more fully reported in the IMF Greece First Review dated August 26, 2010.  This report acknowledged that significant progress had been made by the Greek government to fulfill its commitments under the May Accord but it cautioned that there was much work remaining ahead in order to fully meet the covenants of such accord.  There is no guarantee or assurance that such progress will continue.  While we do not depend on government spending in Greece or receive any government subsidies, we are affected by the prevailing economic conditions that affect our clients.  Should the recent progress falter or cease, Greece could suffer from high unemployment rates, declining consumer and business confidence, reduced consumer and business spending, and a worsening of conditions in the credit and capital markets.  Should any of these events occur, this could have a material adverse effect on our revenues and earnings.

We could face increasing competition from foreign or domestic companies and, if so, any failure to effectively meet such competition could adversely affect our operations.

Although we believe that we are the only company in Greece to provide a turn key solution by building packaging and processing plants and facilities for companies that are active in the agricultural sector, there is no assurance that some company, individual or entity may not enter the sector as a competitor.  Should some heretofore unidentified company or entity desire to enter this sector, we would face competition of an uncertain scale.  Although we are confident that our business model is effective and profitable and that we provide a superior solution to our clients, there is no assurance that either we can continue to do so or that a competitor, should one commence operations, could not adversely affect our business model and adversely affect our revenue and profitability by providing superior and more cost-effective solutions.

Difficult conditions in the global and European economy, particularly the Greek economy, may adversely affect our ability to complete acquisitions, receive additional financing, and may decrease the number of projects available for us to bid on.

The difficult global economic conditions, particularly in Greece, may significantly decrease the number of construction projects available for us and make it more difficult to obtain funding to purchase the necessary materials to complete any of our intended projects.  In addition, we may not be able to obtain funds necessary to complete synergistic and accretive acquisitions which remain an important part of our business plan.  All of these factors may have a material adverse effect on our financial condition and results of operations.

Our business and operations may be subject to disruption from work stoppages, terrorism or natural disasters.

Our operations may be subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters.  Should a major incident or stoppage occur in any of the regions where our clients projects or facilities are located or if the facilities of critical suppliers should be damaged or destroyed, such a disruption could result in a reduction in available raw materials, the temporary or permanent loss of critical data, suspension of operations, delays in shipment of products and disruption of business generally, which would adversely affect our revenue and results of operations.

You may not be able to enforce your claims in the Cayman Islands or in Greece.  Also, our principal assets are located outside of the United States and it may be difficult for investors to use the U.S. federal securities laws to enforce their rights against us, our officers and some of our directors in the US or to enforce judgments of US courts against us or them in the EU or Greece.

We are a Cayman Islands corporation and our wholly-owned subsidiaries, Aegean Earth S.A. and Temhka S.A., are each Greek companies.  There can be no assurance that a Cayman Islands court, an EU court or a Greek court would enforce foreign judgments requiring us to make payments outside of the Cayman Islands or Greece.

All of our present officers and directors, other than director Joseph B. Clancy, reside outside of the U.S.  In addition, we are located in Greece and all of our assets are located outside of the U.S.  Therefore, it may be difficult for investors in the U.S. to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. or Greece and, even if civil judgments are obtained in courts of the U.S., to enforce such judgments in the Greek courts.  Further, it is unclear whether current extradition treaties now in effect between the U.S. and the EU would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. federal securities laws or otherwise.

We are subject to the risk of increased income taxes, which could harm our business, financial condition and operating results.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of Greece.  Although we have been continually audited by the relevant tax authorities, we have never been penalized or found in error by underpayment of tax.  However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect.  We currently operate through Temhka S.A., a wholly-owned subsidiary organized under the laws of Greece and Aegean Earth S.A., a wholly-owned subsidiary also organized under the laws of Greece.  We maintain our executive offices in Greece, and Greece could assert tax claims against us.  We cannot determine in advance the extent to which such assertions could require us to pay taxes or make payments in lieu of taxes.  If we become subject to additional taxes, such tax treatment could materially and adversely affect our business, financial condition and operating results.

Our current construction projects are subject to various environmental protection laws and regulations issued by the Greek government authorities and by the EU.  In addition, changes in the existing laws and regulations or additional or stricter laws and regulations on environmental protection in the EU and in Greece may cause us to incur significant capital expenditures.

We carry on our business in an industry that is subject to Greek and EU environmental protection laws and regulations.  Prior to commencing construction of our projects, our clients are required to complete the environmental impact evaluation at its commencement and the examination upon completion of the construction to the competent environment protection administrative authority for approval.  This environmental approval is done at the state level in Greece.  Our company does not commence any project without the client providing us with documented approval of the project by the relevant environmental authority.  Failure to submit the environment impact evaluation document or obtain the approval by competent environmental administrative authority may subject our client and us to fines and cease the project construction.  Such an event would adversely affect our business and financial condition.

Greek and EU laws and regulations also require enterprises engaged in construction that may cause environmental waste to adopt effective measures to control and properly dispose of waste gases, waste water, industrial waste, dust and other environmental waste materials, as well as fee payments from producers discharging waste substances.  Fines may be levied against producers causing pollution.  Although we and our clients have historically complied in all material respects with such laws and regulations, we cannot assure you that in the future, we and/or our clients will have fully complied in all material respects with all such laws and regulations.  The failure to comply with environmental laws or regulations may subject our client and ourselves to various administrative penalties such as fines, and if the circumstances of the breach are serious, it is at the discretion of the Greek government or of the EU, depending upon the project and the violation, to cease or close any operations failing to comply with such laws or regulations.

In addition, there can also be no assurance that the Greek government or the EU will not change the existing laws or regulations or impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditure, which we may be unable to pass on to our clients.  In addition, we cannot assure you that we will be able to comply with any such laws and regulations.

Changes in existing Greek and EU food hygiene and safety laws may cause us to incur additional costs to comply with the more stringent laws and regulations, which could have an adverse impact on our financial position.

Since our core business is providing factory facilities to our clients for the primary processing and packaging of food items from the agricultural areas of Greece, our clients are subject to compliance with both EU and Greek food hygiene laws and regulations.  These laws and regulations set out hygiene and safety standards with respect to foods, packaging and containers, information to be disclosed on packaging, and hygiene requirements for food production sites, facilities and equipment used for the transportation and sale of food.  Failure to comply with these food hygiene and safety laws may result in fines, suspension of operations, loss of business licenses and, in more extreme cases, criminal proceedings against an enterprise and its management.  Although we believe that all of our clients and their projects are in compliance in all material respects with current food hygiene laws, in the event that the Greek or EU governments increase the stringency of such laws, the production and distribution costs of our clients may increase, which could slow down our clients growth and expansion and adversely impact our financial position by reducing our revenues and net profits.

Fluctuations in exchange rates could adversely affect our business and your investment.

The value of the Euro against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the EU member states’ political and economic conditions.  Any significant movement of the Euro against the U.S. dollar may materially and adversely affect our cash flows, revenue and financial condition.  For example, to the extent that we need to convert U.S. dollars that we may receive from an offering of our securities into Euros for our operations, appreciation of the Euro against the U.S. dollar would diminish the value of the proceeds of the offering and could harm our business, financial condition and results of operations.  Conversely, as our functional currency is the Euro, if we decide to convert our Euros into U.S. dollars for business purposes and the U.S. dollar appreciates against the Euro, the U.S. dollar equivalent of the Euro that we convert would be reduced.  In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of those assets.

Risks Related to Our Ordinary Shares

Our officers, directors and their relatives control us through their positions and stock ownership, and their interests may differ from other shareholders.

Stavros Ch. Mesazos, our Executive Chairman of the board of directors, through his direct and indirect holdings, has the ability to vote 18,343,670 of our ordinary shares, which as of September 30, 2010, represented 86.7% of our voting stock on a fully diluted basis.  Additionally, our other directors and officers beneficially own in the aggregate 6.0% of our voting stock on a fully diluted pro forma basis as of September 30, 2010.  As a result, our officers and directors are generally able to control the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions, such as business combinations.  The interests of our directors and officers may differ from those of our other shareholders.  Furthermore, the current ratio of ownership of our ordinary shares reduces the public float and liquidity of our ordinary shares, which can, in turn, affect the market price of our ordinary shares.  This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of our company and might negatively impact the price of our ordinary shares.  These actions may be taken even if they are opposed by our other shareholders.

We are not likely to pay cash dividends in the foreseeable future.

We expect to retain available cash flow for working capital, capital expenditures and potential acquisitions for the foreseeable future.  However, we have no current agreements to enter into any potential acquisitions.  The payment of any future dividends will be determined by the board of directors in light of conditions then existing, including our earnings, financial condition and capital requirements, business conditions, corporate law requirements and other factors.

An active trading market for our ordinary shares may not develop, and you may not be able to sell your ordinary shares at or above the public offering price.

There is virtually no public market for our ordinary shares. An active trading market for our ordinary shares may never develop or be sustained.  As a result, our shareholders may not be able to sell their ordinary shares at the time that they would like to sell.  Additionally, the lack of a public market for our ordinary shares may also negatively affect the price of our ordinary shares.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our ordinary shares, the price of our ordinary shares could decline.

The trading market for our ordinary shares will rely in part on the research and reports that equity research analysts publish about us and our business.  The price of our ordinary shares could decline if one or more securities analysts downgrade our ordinary shares or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

Many of our ordinary shares will in the future be available for resale.  Any sales of our ordinary shares, if in significant amounts, are likely to depress the market price of these shares.

There are presently very few freely tradable ordinary shares.  We intend to register up to an additional 6,000,002 ordinary shares (3,000,001 of which are issuable upon the exercise of warrants) issued in a private placements completed in February 2010 and March 2010 and 16,233,330 ordinary shares issued to the shareholders of Temhka S.A.  We currently have no ordinary shares reserved for issuance pursuant to the exercise of options but we may issue options in the future and register the underlying ordinary shares on Form S-8 or other form.  While we cannot currently determine the number of such shares that may be registered, the figure may be substantial.

The ordinary shares issued and outstanding that are not freely tradable are “restricted securities” as defined under Rule 144 of the Securities Act, the vast majority of which are owned by our officers, directors and other “affiliates.”  These persons may only sell their shares, absent registration, in accordance with the provisions of Rule 144 (if at all).  Restricted securities may only be publicly sold pursuant to a registration under the Securities Act, or pursuant to Rule 144 or some other exemption that may be available from the registration requirements of the Securities Act.  Rule 144 entitles each affiliate holding restricted securities to sell an amount of shares which does not exceed the greater of 1% of the shares of our ordinary shares outstanding every three months in ordinary brokerage transactions or, assuming our ordinary shares are then traded on NASDAQ or a national securities exchange, the average weekly trading volume during the four calendar weeks prior to said sale.  Any substantial sales pursuant to Rule 144 or a registration statement filed subsequent to the Offering, including the potential sale of ordinary shares held by our affiliates, may have an adverse effect on the market price of our ordinary shares, and may hinder our ability to arrange subsequent equity or debt financing or affect the terms and time of such financing.

Our stock price may be volatile, and you may be unable to sell your shares at a desired price.

The market price of our ordinary shares could be subject to wide fluctuations in response to, among other things, the factors described in this “Risk Factors” section in this report or otherwise, and other factors beyond our control, such as fluctuations in the valuations of companies perceived by investors to be comparable to us.  Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies.  These fluctuations often have been unrelated or disproportionate to the operating performance of those companies.  These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our ordinary shares.  In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation.  We may be the target of this type of litigation in the future.  Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
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

We are authorized to issue up to 100,000,000 ordinary shares and 20,000,000 preference shares, the issuance of which could, among other things, reduce the proportionate ownership interests of current shareholders.

We are authorized to issue up to 100,000,000 ordinary shares and 20,000,000 preference shares.  Of this authorized capital stock, 21,133,481 ordinary shares are issued and outstanding.  Our board of directors has the ability, without seeking shareholder approval, to issue additional ordinary shares and/or preference shares in the future for such consideration as our board of directors may consider sufficient.  The issuance of additional ordinary shares and/or preference shares in the future will reduce the proportionate ownership and voting power of the ordinary shares held by existing shareholders.  Further, our board of directors is empowered, without shareholder approval, to issue preference shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of ordinary shares.  In the event of such issuance, the preference shares could be used as a method of discouraging, delaying or preventing a change in control of our company, which could have the effect of discouraging bids for our company and thereby prevent shareholders from receiving the maximum value for their shares.

Any shares of preferences shares that may be issued are likely to have priority over our ordinary shares with respect to dividend or liquidation rights.  In the event of issuance, the preference shares could be utilized under certain circumstances as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids to acquire us and thereby prevent shareholders from receiving the maximum value for their shares.  We have no present intention to issue any additional shares of preference shares in order to discourage or delay a change of control or for any other reason.  However, there can be no assurance that preference shares will not be issued at some time in the future.

U.S. holders of our ordinary shares could be subject to material adverse tax consequences if we are considered a Passive Foreign Investment Company, or PFIC, for U.S. federal income tax purposes.

There is a risk that we will be classified as a PFIC for U.S. federal income tax purposes.  Our status as a PFIC could result in a reduction in the after-tax return to U.S. holders of our ordinary shares and may cause a reduction in the value of such shares.  We will be classified as a PFIC for any taxable year in which (i) at least 75.0% of our gross income is passive income or (ii) at least 50.0% of the average value of all our assets produces or are held for the production of passive income.  For this purpose, passive income includes dividends, interest, royalties and rents that are not derived in the active conduct of a trade or business.  Based on the projected composition of our income and valuation of our assets, we do not believe we were a PFIC in 2009 or will be a PFIC in 2010, and we do not expect to become a PFIC in the foreseeable future, although there can be no assurance in this regard.  The U.S. Internal Revenue Service or a U.S. court could determine that we are a PFIC in any of these years.  If we were classified as a PFIC, U.S. holders of our ordinary shares could be subject to greater U.S. income tax liability than might otherwise apply, imposition of U.S. income tax in advance of when tax would otherwise apply and detailed tax filing requirements that would not otherwise apply.  The PFIC rules are complex and a U.S. holder of our ordinary shares is urged to consult its own tax advisors regarding the possible application of the PFIC rules to it in its particular circumstances.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no unregistered sales of equity securities since our Report on Form 10-Q for the fiscal quarter ended June 30, 2010.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.              REMOVED AND RESERVED

ITEM 5.              OTHER INFORMATION.

None.

ITEM 6.              EXHIBITS.

31.1	Certification of Dimitrios Vassilikos pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Sofia Douskali pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dimitrios Vassilikos pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Sofia Douskali pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hellenic Solutions Corporation
(Registrant)

By: /s/ Dimitrios K. Vassilikos
Dimitrios K. Vassilikos
Chief Executive Officer

By: /s/ Sofia Douskali
Sofia Douskali
Chief Financial Officer
Date:      November 22, 2010