Form 10-K/A
period 2009-12-31
Hellenic Solutions Corp
filed 2010-12-07
CIK 1368195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Aegean Earth & Marine Corporation
c/o Nautilus Global Partners, 700 Gemini, Suite 100, Houston, TX 77056
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Ordinary Shares	n/a
(Title of class)	(Name of exchange on which registered)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the  Securities Act.
YES ☐                                NO ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐                                NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒                        NO ☐

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
YES ☐                                NO ☒

As of December 6, 2010, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

At December 6, 2010, there were 21,133,481 shares of Registrant’s ordinary shares outstanding.

Explanatory Note

Hellenic Solutions Corporation (which may be referred to herein as we, us or the Company) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Form 10-K/A”) for the fiscal year ended December 31, 2009 (the “Annual Report”) to (i) replace the signature page to the Annual Report with revised signatures of the Company’s Chief Executive Officer and the Chief Executive Officer and signatures of a majority of the Company’s Directors and (ii) revise the Certifications of the Company’s Chief Executive Officer and Chief Financial Officer. The remainder of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 20, 2010 remains unchanged and this Form 10-K/A should be read in conjunction with the Form 10-K.
 to.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 7, 2010

Hellenic Solutions Corporation

By:	/s/ DIMITRIOS K. VASSILIKOS
DIMITRIOS K. VASSILIKOS
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ SOPHIA DOUSKALI
SOPHIA DOUSKALI
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ STAVROS CH. MESAZOS	Chief Operating Officer, Executive and Chairman	December 7, 2010
STAVROS CH. MESAZOS	of the Board of Directors

/s/ SOPHIA DOUSKALI	Chief Financial Officer (Principal Financial and	December 7, 2010
SOPHIA DOUSKALI	Accounting Officer)

/s/ DIMITRIOS K. VASSILIKOS	Chief Executive Officer and Director (Principal	December 7, 2010
DIMITRIOS K. VASSILIKOS	Executive Officer)

/s/ JOSEPH B. CLANCY	Director	December 7, 2010
JOSEPH B. CLANCY

/s/ KOSTANTINOS G. MOSCHOPOULOS	Director	December 7, 2010
KOSTANTINOS G. MOSCHOPOULOS

/s/ RIZOS P. KRIKIS	Director	December 7, 2010
RIZOS P. KRIKIS