Form 10-Q/A
period 2010-06-30
Hellenic Solutions Corp
filed 2010-12-07
CIK 1368195

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

Explanatory Note

Hellenic Solutions Corporation (which may be referred to herein as we, us or the Company) is filing this Amendment No. 1 to its Quarterly  Report on Form 10-Q (this “Form 10-Q/A”) for the three month period ended June 30, 2010 (the “Quarterly Report”) to revise the Certifications of the Company’s Chief Executive Officer and Chief Financial Officer. The remainder of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010 remains unchanged and this Form 10-Q/A should be read in conjunction with the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hellenic Solutions Corporation
(Registrant)

By:	/s/ Dimitrios K. Vassilikos
Dimitrios K. Vassilikos
Chief Executive Officer

By:	/s/ Sofia Douskali
Sofia Douskali
Chief Financial Officer